Form 10-Q
period 1999-06-30
VOYAGER NET INC
filed 1999-08-31
CIK 1085634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended June 30, 1999.

                                       or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                         Commission File Number: 0-26661


                                VOYAGER.NET, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           38-3431501
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

                          4660 S HAGADORN RD SUITE 320
                             EAST LANSING, MI 48823
          (Address of principal executive offices, including zip code)

                                 (517) 324-8940
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       No  X
                  -----    -----

As of August 10, 1999, there were 31,650,108 shares of the Registrant's Common Stock outstanding.

                                VOYAGER.NET, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999
                                TABLE OF CONTENTS

                                                                  Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998..........................    3

         Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 1999 and 1998.....    4

         Condensed Consolidated Statement of Stockholders'
          Equity (Deficit) for the six months ended June 30, 1999 .....    5

         Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998......................    6

         Notes to Condensed Consolidated Financial Statements..........   7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   9-16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    17

Item 2.  Changes in Securities.........................................  17-18

Item 4.  Submission of Matters to a Vote of Security Holders...........  18-19

Item 6.  Exhibits and Reports on Form 8-K..............................    19

SIGNATURES.............................................................    20

INDEX TO EXHIBITS......................................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VOYAGER.NET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 1999           1998
                                                             -----------    ------------
                                                             (unaudited)
                                      Assets
Current assets:
 Cash and cash equivalents.................................. $ 4,655,402    $ 2,350,292
 Accounts receivable, less allowances.......................   2,188,743        950,381
 Prepaid and other assets...................................     801,420        154,059
                                                             -----------    -----------
  Total current assets......................................   7,645,565      3,454,732
 Property and equipment, net................................  15,799,794      9,528,372
 Intangible assets, net.....................................  46,704,834     28,741,650
 Note receivable............................................     500,000              -
                                                             -----------    -----------
  Total assets.............................................. $70,650,193    $41,724,754
                                                             ===========    ===========
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Current portion of obligations under capital leases........ $    813,721   $   303,562
 Notes payable, related party...............................    2,340,720     2,252,713
 Accounts payable...........................................    1,643,381       659,351
 Other liabilities..........................................    2,886,166       855,727
 Deferred revenue...........................................    9,239,348     5,625,627
                                                             ------------   -----------
  Total current liabilities.................................   16,923,336     9,696,980
Commitments and contingencies...............................            -             -
Obligations under capital leases............................    1,830,821       751,613
Long-term debt..............................................   55,200,000    30,000,000
Stockholders' equity (deficit):
 Preferred stock, Series A, 8% cumulative, non-
  voting, $.01 par value, $100 redemption value.............    8,274,819     8,274,819
 Common stock, $.0001 par value.............................        1,954         1,792
 Additional paid-in capital.................................   12,674,834     3,214,748
 Receivable for preferred and common stock..................   (6,000,000)     (666,700)
 Deferred compensation......................................       57,420     1,008,420
 Accumulated deficit........................................  (18,312,991)  (10,556,918)
                                                             ------------   -----------
  Total stockholders' equity (deficit)......................   (3,303,964)    1,276,161
  Total liabilities and stockholders' equity................ $ 70,650,193   $41,724,754
                                                             ============   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                VOYAGER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended           Six Months Ended
                                                                June 30,                   June 30,
                                                       -------------------------   -------------------------
                                                           1999          1998          1999          1998
Revenue:
 Internet access service............................   $10,537,560   $ 1,221,442   $18,942,762   $ 2,353,216
 Other..............................................       176,339           824       290,363         4,294
                                                       -----------   -----------   -----------   -----------
Total revenue.......................................    10,713,899     1,222,266    19,233,125     2,357,510
                                                       -----------   -----------   -----------   -----------
Operating expenses:
 Internet access service costs......................     3,602,005       428,887     6,391,681       799,240
 Sales and marketing................................     1,229,038       224,432     2,198,069       405,014
 General and administrative.........................     3,081,402       464,982     5,544,602       820,420
 Depreciation and amortization......................     5,004,953       143,552     8,531,777       269,557
 Compensation charge for issuance of common
  stock and stock options...........................     1,044,000             -     2,509,000             -
                                                       -----------   -----------   -----------   -----------
Total operating expenses............................    13,961,398     1,261,853    25,175,129     2,294,231
                                                       -----------   -----------   -----------   -----------
Income (loss) from operations before interest
 expense, net.......................................    (3,247,499)      (39,587)   (5,942,004)       63,279
Interest expense, net...............................    (1,042,556)      (38,394)   (1,814,069)      (77,435)
                                                       -----------   -----------   -----------   -----------
Net loss............................................    (4,290,055)      (77,981)   (7,756,073)      (14,156)
Preferred stock dividends...........................      (165,496)      (50,000)     (330,992)     (100,000)
                                                       -----------   -----------   -----------   -----------
Net loss applicable to common stockholders..........   $(4,455,551)  $  (127,981)  $(8,087,065)  $  (114,156)
                                                       ===========   ===========   ===========   ===========
Per Share Data:
Basic and diluted net loss per share applicable to
 common stockholders................................   $     (0.19)  $     (0.01)  $     (0.35)  $     (0.01)
                                                       ===========   ===========   ===========   ===========
Weighted average common shares outstanding:
Basic and diluted...................................    23,766,309    15,021,831    23,163,442    15,010,316
                                                       ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)


                                          Preferred Stock                 Common Stock             Additional
                                     -----------------------       --------------------------        Paid-in
                                       Shares       Amount             Shares       Amount           Capital

   Balance at January 1, 1999          82,748      $8,274,819      22,216,308      $    1,792     $  3,214,748
Issuance of common stock                 --              --         1,240,000             100        7,354,900
Proceeds from preferred stock            --              --              --              --               --
Exercise of stock options and
  vesting of restricted stock            --              --           620,000              62        2,105,186
Deferred compensation                    --              --              --              --               --
Net loss                                 --              --              --              --               --
                                     ----------    ----------      ----------      ----------     ------------
   Balance at June 30, 1999            82,748      $8,274,819      24,076,308      $    1,954     $ 12,674,834
                                     ==========    ==========      ==========      ==========     ============


                                     Receivable                                         Total
                                   For Preferred                                     Stockholders'
                                     and Common     Deferred        Accumulated         Equity
                                       Stock       Compensation       Deficit          (Deficit)

   Balance at January 1, 1999      $   (666,700)  $  1,008,420     $(10,556,918)    $  1,276,161
Issuance of common stock             (6,000,000)          --               --          1,355,000
Proceeds from preferred stock           666,700           --               --            666,700
Exercise of stock options and
  vesting of restricted stock              --       (1,090,000)            --          1,015,248
Deferred compensation                      --          139,000             --            139,000
Net loss                                   --             --         (7,756,073)      (7,756,073)
                                   ------------   ------------     ------------     ------------
   Balance at June 30, 1999        $ (6,000,000)  $     57,420     $(18,312,991)    $ (3,303,964)
                                   ============   ============     ============     ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  VOYAGER.NET, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                            1999        1998
Cash flows from operating activities:
Net loss..............................................................  $(7,756,073)  $ (14,156)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization.........................................    8,531,777     269,556
Loss on sale of equipment.............................................        4,572           -
Compensation charge for issuance of
 common stock shares and options......................................    2,509,000           -
Changes in assets and liabilities excluding
 effects of business combinations, net................................    1,272,295     270,003
                                                                        -----------   ---------
Net cash provided by operating activities.............................    4,561,571     525,403

Cash flows from investing activities:
Business acquisition costs, net of cash
 acquired.............................................................  (23,577,768)          -
Purchase of property and equipment....................................   (2,658,104)   (450,789)
                                                                        -----------   ---------
Net cash used in investing activities.................................  (26,235,872)   (450,789)

Cash flows from financing activities:
Payments on capital leases............................................     (262,767)    (34,282)
Advances from related party...........................................            -       4,047
Loan/payments to related party........................................     (500,000)    (25,521)
Payment of bank financing fees........................................   (1,124,770)          -
Proceeds from issuance of debt........................................   25,200,000           -
Proceeds from common stock issuance...................................          248           -
Proceeds from preferred stock.........................................      666,700           -
                                                                        -----------   ---------
Net cash provided by (used in) financing activities...................   23,979,411     (55,756)
                                                                        -----------   ---------
Net increase in cash and cash equivalents.............................    2,305,110      18,858
Cash and cash equivalents at beginning of
 period...............................................................    2,350,292     518,791
                                                                        -----------   ---------
Cash and cash equivalents at end of period............................  $ 4,655,402   $ 537,649
                                                                        ===========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                VOYAGER.NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

   These condensed consolidated financial statements of Voyager.net, Inc. and its subsidiaries (the "Company") for the three and six months ended June 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and the related notes to the consolidated financial statements as of and for the year ended December 31, 1998, which are included in the Company's prospectus filed with the Securities and Exchange Commission and dated July 20, 1999. In management's opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal, recurring adjustments) which management considers necessary to present the consolidated financial position of the Company at June 30, 1999 and the results of its operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

2.  BUSINESS COMBINATIONS:

   During the six month period ended June 30, 1999, the Company acquired certain assets used in connection with the Internet access service business of the eight entities listed below:

    COMPANY                                                    DATE
    -------                                                    ----
    Hoosier On-Line Systems, Inc.                              1/15/99
    Infinite Systems, Ltd.                                     2/24/99
    Exchange Network Services, Inc.                            3/10/99
    StarNet, Inc.                                              4/23/99
    GDR Enterprises, Inc.                                      5/7/99
    PCLink.com                                                 6/4/99
    Core Digital Communications, Inc.                          6/17/99
    American Information Services, Inc.                        6/25/99

  The unaudited pro forma combined historical results, as if Hoosier On-Line Systems, Inc., Infinite Systems, Ltd., Exchange Network Services, Inc., GDR Enterprises, Inc., PCLink.com, and Core Digital Communications, Inc. had been acquired at the beginning of the six months ended June 30, 1999 and 1998, respectively, are included in the table below. Additionally, the unaudited pro forma combined historical results, as if Freeway, Inc., EXEC-PC, Inc. and Netlink Systems, LLC, which were acquired in 1998, had been acquired at the beginning of the six months ended June 30, 1998 are included in the table below. The pro forma combined historical results for CDL Corp., Internet-Michigan, Inc., Netimation, Inc., Add, Inc., StarNet, Inc. and American Information Services, Inc. were not deemed to be material and are not included for the six months ended June 30, 1999 and 1998.

                                                 (in thousands except per share data)
                                                      Six Months Ended June 30,
                                                   -------------------------------
                                                       1999            1998

Revenue                                              $ 22,849        $ 15,273
Net loss                                             $ (9,978)       $ (8,317)
Basic and diluted loss per share                     $  (0.44)       $  (0.56)

  The pro forma results above include amortization of intangibles and interest expense on debt assumed issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

                                VOYAGER.NET, INC.

3.  DEBT:

   On April 13, 1999, the Company increased its revolving available credit facility with its bank group to $70 million. The credit facility matures on March 31, 2005. The revolving credit facility agreement allows the Company to elect an interest rate as of any borrowing date based on either the (1) prime rate, or (2) LIBOR, plus a margin ranging from 1.5% to 3.5% depending on the ratio of funded debt to EBITDA. The elected rate as of June 30, 1999 is approximately 8.25%.

   In July 1999, the Company, re-negotiated its credit facility concurrent with its initial public offering (see note 7) for a $60 million line of credit, with the option to extend to $70 million, on similar terms and conditions. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.

4.  EARNINGS PER SHARE:

   The impact of dilutive shares is not significant. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents of 601,400 would be anti-dilutive and have been excluded from per share calculations.

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   The following is the supplemental cash flow information for all periods presented:


                                                         Six months ended
                                                              June 30,
                                                     ------------------------
                                                         1999         1998
Cash paid during the period for interest...........  $  1,359,051    $157,021
Noncash financing and investing activities:
 In connection with the acquisitions described in
  Note 2, liabilities were assumed as follows:
 Fair value of assets acquired.....................  $ 27,343,972
 Business acquisition costs, net of cash
  acquired.........................................  $(23,577,768)
                                                     ------------
Liabilities assumed................................  $  3,766,204
                                                     ============
Acquisition of equipment through capital lease.....  $  1,478,600    $306,111
Issuance of compensatory common stock and options..  $  1,044,000           -

6.  STOCK-BASED COMPENSATION PLAN:

   During the three months ended June 30, 1999, the Company accelerated the vesting for its restricted stock awards resulting in an aggregate compensation charge of $1,044,000.

7.  SUBSEQUENT EVENT:

   On July 20, 1999, the Company completed an initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $100,375,000. In addition, a total of 1,575,000 shares were offered for sale by shareholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,059 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes were repaid. The remainder of the proceeds are to be used for general corporate purposes, including potential acquisitions, and capital expenditures.

ITEM 2:
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING
                             RESULTS OF THE COMPANY

GENERAL

   We are the largest Internet service provider focused on the Midwestern United States. We incorporated in June 1994 and began offering Internet access to residential and business customers in Michigan in 1995. From 1995 to 1997, we focused on building our network infrastructure in Michigan as well as developing the core competencies to grow our business. We funded the initial build-out of our network and development of our operations primarily through an aggregate $2.5 million in debt and equity capital from Horizon Cable I Limited Partnership, Media/Communications Partners II Limited Partnership and Media/Communications Investors Limited Partnership. In 1998, we began pursuing an acquisition program focused on acquiring regional and local Internet service providers throughout the Midwest. This program allowed us to expand into new markets as well as to increase the utilization of Voyager.net-owned points of presence network infrastructure and operations. During 1998, we acquired seven Internet service providers in the Midwest with approximately 100,000 subscribers, including the acquisition of EXEC-PC, Inc., a consumer-based Internet service provider located in Milwaukee, Wisconsin with 80,000 subscribers. We funded these acquisitions primarily with $4.8 million of equity capital raised from private equity investors and through a $40.0 million revolving credit facility with a group of banks led by Fleet National Bank. The credit facility was increased to $70.0 million on April 13, 1999. Thus far in 1999, we have acquired an additional eight Internet service providers with approximately 67,000 subscribers in the aggregate. We currently operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 165 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Through a combination of internal growth and acquisitions, we have increased our subscriber base from approximately 17,000 subscribers at the end of December 1997 to approximately 240,000 subscribers as of June 30, 1999, including approximately 6,800 Web hosting subscribers, more than 1000 dedicated Internet access accounts, 1,200 cable modem customers and 250 DSL subscribers.

   On July 20, 1999, the Company completed an initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $100,375,000. In addition, a total of 1,575,000 shares were offered for sale by shareholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,059 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes were repaid. The company intends to use the remainder of the proceeds for general corporate purposes, including potential acquisitions, and capital expenditures.

REVENUES AND EXPENSES

  Our revenues are generally composed of:

  . dial-up Internet access services, which allow customers to access the Internet through a local telephone call using standard modems in computers;

  . dedicated Internet access services, which provide customers a continuous high-speed connection to the Internet using traditional copper telephone lines; and

  . additional Web and communications services, such as Web hosting, or maintaining customer Web sites on our servers and computers, co-location, or providing telecommunications facilities for customer-owned Web servers and equipment, electronic commerce, and other broadband voice and data services.

  Dial-up Internet access service revenues consist of monthly, quarterly, semi-annual and annual prepaid subscriptions for Internet access services. We offer dial-up Internet access to residential and small- and medium-sized business customers. Advance collections relating to prepaid subscriptions for future access services are recorded as deferred revenue when collected and revenue is recognized ratably over the term of the prepaid subscription. Subscribers may cancel their subscriptions at any time, in which case we charge the subscribers for their subscription to the date of cancellation and refund any remaining amounts prepaid. Cash received from prepaid subscribers is classified as deferred revenue when received, and no cash reserves are maintained for potential refund obligations. A majority of our residential subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit cards.

  Dedicated Internet access services revenues are offered on a monthly, yearly, three-year and five-year subscription basis. We offer dedicated Internet access services using leased dedicated telecommunication lines primarily to business customers, with Internet access using digital subscriber lines and cable modems offered to both residential and business customers. The revenue recognition policies and customer cancellation practices described for the dial-up Internet access services also apply to the dedicated access services.

  We also provide a wide range of Web services such as Web hosting, co-location, registering customer domain names and Internet addresses, and electronic commerce. We derive recurring revenue from Web site hosting primarily on a fixed-rate monthly basis. We charge our co-location customers monthly fees based on the physical use of our facilities. Other services such as domain name and Internet address registration, electronic commerce services and other consulting services are typically offered at a fixed-rate basis or time plus materials basis. We also provide long distance voice services offered through a reseller relationship with IXC Communications Services, Inc. Revenue from long-distance service is recognized when used by the customer. Payments from customers for prepaid calling card services are recorded as deferred revenue when collected and revenue is recognized as the prepaid subscription is used.

  Internet access service costs includes costs for providing local telephone lines into each Voyager.net-owned point of presence, costs associated with leased lines connecting each point of presence to our two network operation centers, costs for our connections from our network operating centers to the Internet, billing and bad debt expense and other technical-related expenses. Telecommunication costs include the costs of data circuits, dial-in line expenses and connectivity fees. Billing costs include credit card processing fees, banking fees and customer billing expenses. Internet access service costs for Web hosting consists primarily of telecommunication costs. Internet access service costs for other non-recurring value added services consists of licensing fees and cost of labor and overhead performing the service. Costs for reselling of long distance services primarily consists of third-party wholesale costs of the products resold. Other technical-related expenses primarily consist of maintenance contracts and domain name registration costs.

  Sales and marketing costs consist of salaries and commissions for sales, marketing and business support personnel, advertising and promotion expenses and commissions for value added resellers. Since 1998, we have expanded our marketing and sales efforts as we have expanded our geographic coverage, increased our subscriber base, acquired additional businesses and introduced new products and services. We do not defer any costs associated with obtaining or retaining customers or entering new markets.

  General and administrative expenses consist of compensation costs for business development, finance, accounting and billing, customer and technical support and administration personnel and occupancy costs. Since January 1998, we have hired several members of our senior management. We are currently seeking to hire additional personnel to support our growth.

ACQUISITIONS

  Our acquisition strategy is designed to leverage our existing network and administrative operations to allow us to enter new markets within the Midwest, as well as to expand our presence in existing markets, and to realize economies of scale. Since December 31, 1998 we have acquired eight Internet service provider businesses in the Midwest totaling approximately 67,000 subscribers. Below is a summary of our completed acquisitions, with the number of customers acquired at the respective date of acquisition:

                                                                            Number of
     Company                                Date        Location            Customers

     Hoosier On-Line Systems, Inc.          1/15/99     Seymour, IN          8,000
     Infinite Systems, Ltd.                 2/24/99     Columbus, OH        12,500
     Exchange Network Services, Inc.        3/10/99     Cleveland, OH        8,000
     StarNet, Inc.                          4/23/99     Chicago, IL          5,900
     GDR Enterprises, Inc.                  5/7/99      Dayton, OH          20,000
     PCLink.com                             6/4/99      Minneapolis, MN      5,500
     Core Digital Communications, Inc.      6/17/99     Stevens Point, WI    4,000
     American Information Services, Inc.    6/25/99     Chicago, IL          3,100

  Our acquisition activity has primarily been financed with $4.8 million of equity capital from private equity investors and loans from a $40.0 million revolving credit facility with a group of banks managed by Fleet National Bank. We increased the overall capacity of our credit facility to $70.0 million on April 13, 1999.

  Voyager.net is currently in various levels of acquisition discussions with a number of Internet service providers in targeted markets in the Midwest. However, there can be no assurance that the Company will successfully complete any of the acquisitions we are currently evaluating.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data for the three and six months ended June 30, 1999 and 1998 as a percentage of revenue. This information should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's public filings.

                                                      Three Months Ended   Six Months Ended
                                                           June 30,             June 30,
                                                      ------------------   ------------------
                                                       1999       1998      1999       1998
Revenue:
  Internet access service......................         98.4 %    99.9 %    98.5 %     99.8 %
  Other........................................          1.6       0.1       1.5        0.2
                                                      ------     -----     -----      -----
Total revenue..................................        100.0 %   100.0 %   100.0 %    100.0 %
                                                      ------     -----     -----      -----
Operating expenses:
  Internet access service costs................         33.6      35.1      33.2       33.9
  Sales and marketing..........................         11.5      18.4      11.5       17.2
  General and administrative...................         28.8      38.0      28.8       34.8
  Depreciation and amortization................         46.7      11.7      44.4       11.4
  Compensation charge for issuance of common
   stock and stock options.....................          9.7       0.0      13.0        0.0
                                                      ------     -----     -----      -----
Total operating expenses.......................        130.3     103.2     130.9       97.3
                                                      ------     -----     -----      -----
Income (loss) from operations before interest
 expense, net..................................        (30.3)     (3.2)    (30.9)       2.7
Interest expense, net..........................         (9.7)     (3.1)     (9.4)      (3.3)
                                                      ------     -----     -----      -----
Net loss.......................................        (40.0)%    (6.3)%   (40.3)      (0.6)%
                                                      ======     =====     =====      =====

EBITDA Margin..................................         26.1 %     8.5 %    26.5 %     14.1 %
                                                      ======     =====     =====      =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

  Revenues.   Total consolidated revenues increased from $1.2 million for the three months ended June 30, 1998 to $10.7 million for the three months ended June 30, 1999, representing an increase of 777%. The revenue growth was primarily driven by the increase in our customer base from approximately 20,000 at June 30, 1998 to approximately 240,000 at June 30, 1999. The growth in customers was the result of both organic growth and acquisition activity; we experienced internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates. In addition, we introduced several new service offerings, such as digital subscriber lines and long distance telephone service, which generated additional revenue from our customer base.

  Internet access service costs.   Internet access service costs increased from
$429,000 for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. Internet access service costs as a percent of revenue declined from 35.1% for the three months ended June 30, 1998 to 33.6% for the three months ended June 30, 1999 due to improved telecommunication contracts and economies of scale. The increase in absolute spending for the three months ended June 30, 1999 was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

  Sales and marketing.   Sales and marketing expense increased from $224,000 for
the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. The increase in spending was primarily attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percentage of revenue, sales and marketing costs decreased from 18.4% for the three months ended June 30, 1998 to 11.5% for the three months ended June 30, 1999. The decrease in sales and marketing expenses as a percentage of revenues reflects lower customer acquisition costs attributable to customer care and referral programs spread over a larger revenue base.

  General and administrative.   General and administrative expenses increased
from $465,000 for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs decreased from 38.0% for the three months ended June 30, 1998 to 28.8% for the three months ended June 30, 1999. The decrease on a percentage basis represents leveraging of resources across an increased customer base.

  Depreciation and amortization.   Depreciation and amortization expense
increased from $144,000 for the three months ended June 30, 1998 to $5.0 million for the three months ended June 30, 1999. This increase was primarily a result of the amortization of intangible assets related to business acquisitions since June 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

  Compensation charge for issuance of common stock and stock options.   We
incurred a charge of $1.0 million for the three months ended June 30, 1999 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $200,000 in periods subsequent to June 30, 1999.

  Other income (expense), net. Other expenses, net increased from $38,000 for the three months ended June 30, 1998 to $1.0 million for the three months ended June 30, 1999. This increase is the result of the higher average balance on our $70.0 million line-of-credit which was used to fund acquisitions completed during 1998 and 1999.

  Net income (loss).   As a result of the above, we reported net loss of
$78,000, or less than $.01 per share applicable to common stockholders, for the three months ended June 30, 1998 as compared to net loss of $4.3 million, or $0.19 per share applicable to common stockholders, for the three months ended June 30, 1999.

  EBITDA.   EBITDA increased from $104,000 for the three months ended June 30,
1998 to $2.8 million for the three months ended June 30, 1999. As a percentage of revenues, EBITDA increased from 8.5% for the three months ended June 30, 1998 to 26.1% for the three months ended June 30, 1999. EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.


Six Months Ended June 30, 1999 Compared to June 30, 1998

  Revenues.   Total consolidated revenues increased from $2.4 million for the six months ended June 30, 1998 to $19.2 million for the six months ended June 30, 1999, representing an increase of 716%. The revenue growth was primarily driven by the increase in our customer base from approximately 20,000 at June 30, 1998 to approximately 240,000 at June 30, 1999. The growth in customers was primarily the result of our acquisitions. We also experienced strong internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates. In addition, we introduced several new service offerings, such as digital subscriber lines and long distance telephone service, which generated additional revenue from our customer base.

  Internet access service costs.   Internet access service costs increased from
$0.8 million for the six months ended June 30, 1998 to $6.4 million for the six months ended June 30, 1999. Internet access service costs as a percent of revenue decreased from 33.9% for the six months ended June 30, 1998 to 33.2% for the six months ended June 30, 1999 due to improved telecommunication contracts and economies of scale. The increase in absolute spending for the six months ended June 30, 1999 was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

  Sales and marketing. Sales and marketing expense increased from $405,000 for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999. The increase in spending was attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percentage of revenue, sales and marketing costs decreased from 17.2% for the six months ended June 30, 1998 to 11.5% for the six months ended June 30, 1999. The decrease in sales and marketing expenses as a percentage of revenue reflects lower customer acquisition costs attributable to customer care and referral programs spread over a larger revenue base.

  General and administrative.   General and administrative expenses increased
from $0.8 million for the six months ended June 30, 1998 to $5.5 million for the six months ended June 30, 1999. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs decreased from 34.8% for the six months ended June 30, 1998 to 28.8% for the six months ended June 30, 1999. The decrease on a percentage basis represents leveraging of resources across an increased customer base.

  Depreciation and amortization.   Depreciation and amortization expense
increased from $269,000 for the six months ended June 30, 1998 to $8.5 million for the six months ended June 30, 1999. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since June 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

  Compensation charge for issuance of common stock and stock options.   We
incurred a charge of $2.5 million for the six months ended June 30, 1999 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $200,000 in periods subsequent to June 30, 1999.

  Other income (expense), net.   Other expenses, net increased from $77,000 for
the six months ended June 30, 1998 to $1.8 million for the six months ended June 30, 1999. This increase is the result of the higher average balance on our $70.0 million line-of-credit which was used to fund acquisitions completed during 1998 and 1999.

  Net income (loss).   As a result of the above, we reported net loss of
$14,000, or less than $.01 per share applicable to common stockholders, for the six months ended June 30, 1998 as compared to net loss of $7.8 million, or $0.35 per share applicable to common stockholders, for the six months ended June 30, 1999.

  EBITDA (as defined).   EBITDA increased from $333,000 for the six months ended
June 30, 1998 to $5.1 million for the six months ended June 30, 1999. As a percentage of revenues, EBITDA increased from 14.0% for the six months ended June 30, 1998 to 26.5% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Our principal capital and liquidity needs historically have related to funding the cash portion of our acquisitions, our sales and marketing activities, the development and expansion of our network infrastructure, the establishment of our customer service and support operations and general working capital needs. Our capital needs were initially met in 1996 and 1997 by loan advances from Horizon Cable I Limited Partnership and private placements of our securities to our principal stockholders, as further described below. As we grew our operations during 1998, we received capital from other sources, including cash provided by operating activities, proceeds from the issuance of debt and notes payable and through private placements of our securities, as further described below.

  Net cash provided by operating activities was $4.6 million for the six months ended June 30, 1999, compared to net cash provided by operating activities of $0.5 for the six months ended June 30, 1998. The primary sources of cash from operating activities for the six months ended June 30, 1999 were increases in the net change of assets and liabilities, excluding effects of business combinations, of $1.3 million, $8.5 million in depreciation and amortization and a $2.5 million compensation charge for issuance of common shares and options. These sources were partially offset by the $7.8 million net loss.

  Net cash used in investing activities was $26.2 million for the six months ended June 30, 1999, compared to net cash used in investing activities of $0.5 million for the six months ended June 30, 1998. Cash used in investing activities for the six months ended June 30, 1999 consisted of $23.6 million to acquire eight Internet service provider businesses and $2.7 million for the purchase of capital equipment. Cash used in investing activities for the six months ended June 30, 1998 primarily relates to the purchase of capital equipment.

  Net cash provided by financing activities was $24.0 million for the six months ended June 30, 1999, compared to net cash used in financing activities of $56,000 for the six months ended June 30, 1998. The primary sources of cash from financing activities for the six months ended June 30, 1999 were net borrowings of $25.2 million under our revolving credit facility.

  In September 1998, we entered into a $40.0 million revolving credit facility with a bank group led by Fleet National Bank. On April 13, 1999, we increased our availability under our credit facility to $70.0 million on similar terms and conditions. At June 30,1999, $55.2 million was outstanding. Interest is payable quarterly with the first payment on December 31, 1998. The bank agreements allow us to elect an interest rate as of any borrowing date of either the (1) prime rate or (2) LIBOR, plus a margin ranging from 1.5% to 3.5% depending upon our funded debt to EBITDA ratio. The elected rate as of June 30, 1999 was approximately 8.25%. In July 1999, we re-negotiated our credit facility concurrent with our initial public offering for a $60 million line of credit, with the option to extend to $70 million, on similar terms and conditions. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.

  On July 20, 1999, the Company completed an initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share. In addition, a total of 1,575,000 shares were offered for sale by shareholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,059 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes were repaid. The Company intends to use the remainder of the proceeds for general corporate purposes, including potential acquisitions, and capital expenditures.


YEAR 2000 COMPLIANCE

  Introduction.   The term "year 2000 issue" is generally used to describe the various computer and other problems that may result from the improper processing of dates and date-sensitive calculations as the year 2000 approaches and is reached. These problems arise from hardware and software unable to distinguish dates in the "2000s" from dates in the "1900s" and from other sources such as the use of special codes and conventions in software that use a date field. These problems could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The year 2000 issue may pose additional problems due to the fact the year 2000 is a leap year and some computers and programs may fail to recognize the extra day.

  Our State of Readiness.   We have undertaken an assessment of our
vulnerability to the year 2000 issue with respect to our software, equipment, and other information systems. We based this assessment upon a review of our network and software, communications with our software vendors, telecommunications providers and third-party suppliers. To date, we have not experienced any problems with year 2000 issues with either third-party or internal systems. Our year 2000 readiness program is supervised by our executive committee and we review our year 2000 program on a monthly basis.

  Our overall year 2000 readiness program consists of the following steps:

  . developing a complete inventory of our hardware and software and assessing whether each specific piece of equipment or software is year 2000 compliant;

  . contacting all of our major equipment vendors to ensure that the equipment or software purchase has been tested and verified as year 2000 compliant;

  . testing all of our internal equipment and software to ensure that it is year 2000 compliant;

  . upgrading, repairing, or replacing all internal or purchase equipment or software to ensure that it is year 2000 compliant; and

  . developing contingency plans to address potential year 2000 problems which are not directly in our control or have not previously been tested or repaired.

Specific areas in our year 2000 program which have been completed:

  . upgrading our internal customer care system which includes our billing, technical support, and customer support modules and which is now year 2000 compliant;

  . contacting our major equipment providers, including Oracle, Cisco, Gateway, 3Com, and Sun Microsystems, and receiving disclosure statements that all of the equipment or software purchased from these vendors is year 2000 compliant; and

  . replacing all modems, servers and other telecommunications equipment which had been tested and reviewed as non-year 2000 compliant.

  Contingency Plans for Year 2000 problems.   For the equipment and software
which is directly in our control, we have started the development of various contingency plans for year 2000 problems. We do rely, however, on equipment purchased by third-party vendors, over which we have no control. We have and will continue to take the necessary steps in order to assure that the equipment purchased from third-party vendors is year 2000 compliant. We expect to complete all of our year 2000 testing by October 1, 1999.

  Cost to Address Year 2000 Issues.   Our historical costs to assess our year
2000 readiness have been negligible. We are not currently able to estimate the final aggregate cost of addressing the year 2000 issue because funds may be required as a result of future findings. We do not expect these costs to have an adverse effect on our business and financial results.

  Risks Presented by Year 2000 Issues.   We are still in the process of
evaluating potential disruptions or complications that might result from year 2000-related problems. Our failure to correct a material year 2000 problem could result in a complete failure or degradation of the performance of our network or other systems, including the disruption of operations and normal business activities. Presently, however, we believe that the most reasonably likely worst case scenario related to the year 2000 issue is associated with third-party services and products. Specifically, Voyager.net is heavily dependent on a significant number of third-party vendors to provide both network services, telecommunications lines and equipment. A significant year 2000-related disruption of the services provided to us by third-party vendors could cause customers to consider seeking alternate Internet access providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect our results of operations, liquidity and financial condition. We are not presently aware of any vendor-related year 2000 issue that is likely to result in such a disruption. Furthermore, Voyager.net's business depends on the continued operation of, and widespread access to, the Internet. To the extent the year 2000 issue disrupts the normal operation of the Internet, our results of operations, liquidity and financial condition could be materially and adversely affected. Although there is inherent uncertainty in the year 2000 issue, we expect that as we progress with our year 2000 readiness plan, the level of uncertainty about the impact of the year 2000 issue on us will be reduced and we should be better positioned to identify the nature and extent of material risk to us as a result of any year 2000 disruptions.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control.

PART II.  OTHER INFORMATION.

Item 1. Legal Proceedings

        The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have material adverse effect on the Company's business, financial condition or results of operation.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          (a) On June 20, 1999, the Company effected a 1.24-for-1 stock split with respect to its Common Stock. Further an amendment to the Company's certificate of incorporation was approved by the Company's Board of Directors on June 10, 1999 and by its stockholders on July 16, 1999 establishing a classified Board of Directors and effecting certain other changes as described in
               Item 4(c) below, affecting the rights of the holders of the Company's Common Stock.

          (b)  Not applicable

          (c)  Not applicable

          (d) The Company completed is initial public offering (the "IPO") in July 1999. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 6, 1999, as amended (Commission File No. 333-77917), which was declared effective on July 20, 1999. The IPO commenced on July 21, 1999 and terminated shortly thereafter upon the sale into the public market of all registered shares of Common Stock.

               The shares of Common Stock sold in the IPO were offered for sale by a syndicate of underwriters represented by Donaldson, Lufkin & Jenrette Securities Corporation, First Union Capital Markets Corp., CIBC World Markets Corp, and DLJdirect Inc.

               The Company registered an aggregate of 10,350,000 shares of Common Stock (including 1,350,000 shares issuable upon the exercise of the underwriters' overallotment option) in the IPO at a per share price of $15.00, for an aggregate offering price of $155,250,000. As of the date of the filing of this report, 9,000,000 shares registered have been sold at an aggregate offering price of $135,000,000. Of the 9,000,000 shares sold in the IPO, 7,425,000 shares were registered for the Company's account.

               The Company incurred the following expenses in connection with
               IPO:

                Underwriting discounts and commissions........  $ 9.45 million
                Other expenses................................    1.55 million
                                                                --------------
                Total expenses................................  $11.00 million

               After deducting the expenses set forth above, the Company received $100,375,000 in net proceeds from IPO. The Company used approximately (a) $60.6 million of the proceeds to repay borrowings under the Company's then existing senior credit facility with Fleet National Bank, including fees and accrued and unpaid interest, (b) $2.3 million to repay subordinated notes and
               (c) $8.8 million to redeem all of the outstanding shares of the Company's Series A Preferred Stock in July 1998. Glenn Friedly, a director of the Company, received proceeds from the redemption of the Series A Preferred Stock, as did Media/Communications Partners II Limited Partnership and Media/Communications Investors Limited Partnership. Each of John Hayes and Christopher Gaffney, directors of the Company, is a member of the general partner of each of these funds. Messrs. Hayes and Gaffney disclaim beneficial ownership of all such shares of Series A Preferred Stock and proceeds of such redemption except to the extent of his pecuniary interest in the shares held by Media/Communications Investors Limited Partnership.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The stockholders of the Company voted by written consent in lieu of a special and annual meeting effective July 16, 1999 (the "Written Consent.")

          (b) As described in paragraph (c) below, on July 16, 1999, the Company's stockholders approved the Amended and Restated Certificate of Incorporation including designation of the Company's current directors, John G. Hayes, Glenn R. Friedly, Christopher S. Gaffney, Gerald H. Taylor and Christopher P. Torto, under a classified board arrangement.

          (c) Pursuant to the Written Consent, the Company's stockholders approved the Amended and Restated Certificate of Incorporation and the Second Amended and Restated Certificate of Incorporation and approved amendments to the Company's 1998 Stock Option and Incentive Plan (the "Plan"). The votes for these proposals were as follows:

                                              Class       Outstanding     For

               1. Approval of Amended        Series A         82,748      82,748
                  and Restated Certificate   Preferred
                  of Incorporation/Second
                  Amended and Restated       Common       19,416,380  19,416,380
                  Certificate of
                  Incorporation

               2. Amendments to the Plan     Series A         82,748      82,748
                                             Preferred    19,416,380  19,416,380

            By adopting the Amended and Restated Certification of Incorporation, the stockholders approved the classification of the current Board of Directors as follows:

            Class I  Term Expires at Annual Meeting of Stockholders held in
                     2000:

                     Christopher P. Torto
                     Gerald H. Taylor

            Class II Term Expires at Annual Meeting of Stockholders held in
                     2001:

                     Christopher S. Gaffney

           Class III Term Expires at Annual Meeting of Stockholders held in
                     2002:

                     John G. Hayes
                     Glenn R. Friedly

            The above described Amended and Restated Certificate of Incorporation became effective in connection with the IPO and, among other things: (i) provides for the classification of directors as described above; (ii) increases the number of shares of Common Stock authorized to 50,000,000; (iii) prohibits action by stockholders by written consent; (iv) provides that amendments to the Amended and Restated Certificate of Incorporation shall require, in some instances, 66 2/3% of the outstanding shares entitled to vote with respect to such amendment.

         (d)  Not applicable.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

    Exhibit Number                  Description of Exhibit

    27.1                            Financial Data Schedule

    B. Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 3, 1999       /s/ Dennis Stepaniak
-----------------       -------------------------------------
                        Dennis Stepaniak
                        Senior Vice President, Chief Financial Officer and
                        Treasurer
                        (Principal Financial Officer)

EXHIBIT INDEX


Exhibit Number               Description of Exhibit

 3.4   **                    Second Amended and Restated Articles of
                             Organization of Voyager.net, Inc.

 3.5   **                    Amended and Restated By-laws of Voyager.net, Inc.


10.2   ***                   First Amendment to Credit Agreement dated April 13,
                             1999 by and among the Company, the Agent and the lenders identified therein

10.7   ***                   Reseller Agreement dated April 13, 1999 by and
                             among the Company and Millennium Digital Media
                             Systems, L.L.C.

10.23  ***                   Promissory Note made by Osvaldo deFaria in favor
                             of the Company

10.24  ***                   Promissory Note made by Glenn Friedly in favor
                             of the Company

10.25  ***                   Promissory Note dated April 13, 1999 made by
                             Christopher Torto in favor of the Company

10.31  ***                   Promissory Note dated July, 1999 made by
                             Christopher Torto in favor of the Company

27.1   *                     Financial Data Schedule

99.1   **                    Voyager.net, Inc. Amended and Restated 1998 Stock
                             Option and Incentive Plan

*    Filed herewith.
** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).
*** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-77917).