Form 10-Q
period 1999-09-30
VOYAGER NET INC
filed 1999-11-12
CIK 1085634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended September 30, 1999.

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

                          4660 S. HAGADORN RD SUITE 320
                             EAST LANSING, MI 48823
          (Address of principal executive offices, including zip code)

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

                             Yes [X]     No [ ]

As of November 14, 1999, there were 31,650,108 shares of the Registrant's Common Stock outstanding.

                                VOYAGER.NET, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998...........................................     3

         Condensed Consolidated Statements of Operations for the three
         months and nine months ended September 30, 1999 and 1998........     4

         Condensed Consolidated Statement of Stockholders' Equity for
         the nine months ended September 30, 1999........................     5

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998........................     6

         Notes to Condensed Consolidated Financial Statements............  7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 10-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    19

Item 2.  Changes in Securities........................................... 19-20

Item 4.  Submission of Matters to a Vote of Security Holders............. 20-21

Item 6.  Exhibits and Reports on Form 8-K................................    22

SIGNATURES...............................................................    23

INDEX TO EXHIBITS........................................................    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                VOYAGER.NET, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          September 30,        December 31,
                                                               1999                1998
                                                          -------------       -------------
                                                           (unaudited)
Assets
Current assets:
 Cash and cash equivalents .........................      $  17,722,233       $  2,350,292
 Accounts receivable, less allowances ..............          2,828,751            950,381
 Prepaid and other assets ..........................          1,494,811            154,059
                                                          -------------       ------------
  Total current assets .............................         22,045,795          3,454,732
 Property and equipment, net .......................         19,223,571          9,528,372
 Intangible assets, net ............................         54,452,125         28,741,650
 Notes receivable, related party ...................          5,500,000               --
                                                          -------------       ------------
 Total assets ......................................      $ 101,221,491       $ 41,724,754
                                                          =============       ============

Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of obligations under capital leases      $   1,578,264       $    303,562
 Notes payable, related party ......................               --            2,252,713
 Accounts payable ..................................          1,314,350            659,351
 Other liabilities .................................          3,298,829            855,727
 Deferred revenue ..................................          9,174,187          5,625,627
                                                          -------------       ------------
  Total current liabilities ........................         15,365,630          9,696,980
Commitments and contingencies ......................               --                 --
Obligations under capital leases ...................          1,843,545            751,613
Long-term debt .....................................               --           30,000,000
Stockholders' equity:
 Preferred stock, Series A, 8% cumulative, non-
 voting, $.01 par value, $100 redemption value .....               --            8,274,819
 Common stock, $.0001 par value ....................              2,712              1,792
 Additional paid-in capital ........................        112,129,038          3,214,748
 Receivable for preferred and common stock .........         (6,000,000)          (666,700)
 Deferred compensation .............................             86,420          1,008,420
 Accumulated deficit ...............................        (22,205,854)       (10,556,918)
                                                          -------------       ------------
   Total stockholders' equity ......................         84,012,316          1,276,161
  Total liabilities and stockholders' equity .......      $ 101,221,491       $ 41,724,754
                                                          =============       ============


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                VOYAGER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                        ------------------------------       -----------------------------
                                                             1999              1998              1999              1998
                                                        ------------       -----------       -----------       -----------
Revenue:
 Internet access service .........................      $ 12,581,368       $ 2,042,350      $ 31,524,130       $ 4,395,566
 Other ...........................................           323,628             2,946           613,991             7,240
                                                        ------------       -----------       -----------       -----------
Total revenue ....................................        12,904,996         2,045,296        32,138,121         4,402,806
                                                        ------------       -----------       -----------       -----------
Operating expenses:
 Internet access service costs ...................         3,971,575           817,571        10,363,256         1,616,811
 Sales and marketing .............................         1,791,275           389,925         3,989,344           794,939
 General and administrative ......................         3,867,622           657,531         9,412,224         1,477,951
 Depreciation and amortization ...................         6,418,767           344,809        14,950,544           614,366
 Compensation charge for issuance of common
  stock and stock options ........................            25,000           780,407         2,534,000           780,407
                                                        ------------       -----------       -----------       -----------
Total operating expenses .........................        16,074,239         2,990,243        41,249,368         5,284,474
                                                        ------------       -----------       -----------       -----------
Loss from operations before interest
 expense, net ....................................        (3,169,243)         (944,947)       (9,111,247)         (881,668)
Interest expense, net ............................          (188,361)          (95,734)       (2,002,430)         (173,169)
                                                        ------------       -----------       -----------       -----------
Net loss .........................................        (3,357,604)       (1,040,681)      (11,113,677)       (1,054,837)
Preferred stock dividends ........................           (36,273)          (82,998)         (367,265)         (182,998)
                                                        ------------       -----------       -----------       -----------
Net loss applicable to common stockholders .......      $ (3,393,877)      $(1,123,679)     $(11,480,942)      $(1,237,835)
                                                        ============       ===========       ===========       ===========
Per Share Data:
Basic and diluted net loss per share applicable to
 common stockholders .............................      $      (0.11)      $     (0.06)      $     (0.45)      $     (0.08)
                                                        ============       ===========       ===========       ===========
Weighted average common shares outstanding:
Basic and diluted ................................        30,084,336        18,255,050        25,751,248        16,103,780
                                                        ============       ===========       ===========       ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                VOYAGER.NET, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                Preferred Stock                       Common Stock                 Additional
                                         ----------------------------          -------------------------            Paid-in
                                          Shares             Amount              Shares           Amount            Capital
                                         -------          -----------          ----------         ------         ------------
   Balance at January 1, 1999 ..          82,748          $ 8,274,819          22,216,308         $1,792         $  3,214,748
Issuance of common stock .......            --                   --             1,240,000            100            7,354,900
Proceeds from initial public
  offering .....................            --                   --             7,425,000            743           99,454,156
Proceeds from preferred stock ..            --                   --                  --             --                   --
Redemption of preferred stock ..         (82,748)          (8,274,819)               --             --                   --
Payment of preferred stock
  dividends ....................            --                   --                  --             --                   --
Exercise of stock options and
  vesting of restricted stock ..            --                   --               768,800             77            2,105,234
Deferred compensation ..........            --                   --                  --             --                   --
Net loss .......................            --                   --                  --             --                   --
                                         -------          -----------          ----------         ------         ------------

   Balance at September 30, 1999            --            $      --            31,650,108         $2,712         $112,129,038
                                         =======          ===========          ==========         ======         ============


                                           Receivable
                                         For Preferred                                                        Total
                                          and Common            Deferred             Accumulated          Stockholders'
                                             Stock            Compensation             Deficit                Equity
                                          -----------          -----------          ------------          ------------
   Balance at January 1, 1999 ..          $  (666,700)         $ 1,008,420          $(10,556,918)         $  1,276,161
Issuance of common stock .......           (6,000,000)                --                    --               1,355,000
Proceeds from initial public
  offering .....................                 --                   --                                    99,454,899
Proceeds from preferred stock ..              666,700                 --                    --                 666,700
Redemption of preferred stock ..                 --                   --                    --              (8,274,819)
Payment of preferred stock
  dividends ....................                 --                   --                (535,259)             (535,259)
Exercise of stock options and
  vesting of restricted stock ..                 --             (1,090,000)                 --               1,015,311
Deferred compensation ..........                 --                168,000                  --                 168,000
Net loss .......................                 --                   --             (11,113,677)          (11,113,677)
                                          -----------          -----------          ------------          ------------

   Balance at September 30, 1999          $(6,000,000)         $    86,420          $(22,205,854)         $ 84,012,316
                                          ===========          ===========          ============          ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                             -------------------------------------
                                                                  1999                    1998
                                                             -------------            ------------
Cash flows from operating activities:
Net loss ...........................................         $ (11,113,677)           $ (1,054,837)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization ......................            14,950,544                 614,366
Compensation charge for issuance of
 common stock shares and options ...................             2,534,000                 780,407
Changes in assets and liabilities excluding
 effects of business combinations, net .............            (1,218,527)              1,356,700
                                                             -------------            ------------
Net cash provided by operating activities ..........             5,152,340               1,696,636

Cash flows from investing activities:
Business acquisition costs, net of cash
 acquired ..........................................           (36,551,115)            (29,153,979)
Purchase of property and equipment .................            (5,034,077)             (1,415,594)
                                                             -------------            ------------
Net cash used in investing activities ..............           (41,585,192)            (30,569,573)

Cash flows from financing activities:
Payments on capital leases .........................              (515,622)               (105,754)
Advances from related party ........................                  --                     4,047
Payments to related party ..........................            (5,500,000)                (25,521)
Payment of preferred stock dividends ...............              (535,259)                   --
Payment of debt ....................................           (60,200,000)                   --
Proceeds from initial public offering ..............           101,925,743                    --
Payment of initial public offering expenses ........            (2,470,844)                   --
Redemption of preferred stock ......................            (8,274,819)                   --
Payment of note payable ............................            (2,016,847)                   --
Payment of bank financing fees .....................            (1,474,770)             (1,325,530)
Proceeds from issuance of debt .....................            30,200,000              26,400,000
Proceeds from note payable issuance ................                  --                 2,800,000
Proceeds from common stock and stock option issuance                   311                   2,061
Proceeds from preferred stock ......................               666,700               2,065,719
                                                             -------------            ------------
Net cash provided by financing activities ..........            51,804,593              29,815,022
                                                             -------------            ------------
Net increase in cash and cash equivalents ..........            15,371,741                 942,085
Cash and cash equivalents at beginning of
 period ............................................             2,350,292                 518,791
                                                             -------------            ------------
Cash and cash equivalents at end of period .........         $  17,722,033            $  1,460,876
                                                             =============            ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                VOYAGER.NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

      These condensed consolidated financial statements of Voyager.net, Inc. and its subsidiaries (the "Company") for the three and nine months ended September 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and the related notes to the consolidated financial statements as of and for the year ended December 31, 1998, which are included in the Company's prospectus filed with the Securities and Exchange Commission and dated July 20, 1999. In management's opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal, recurring adjustments) which management considers necessary to present the consolidated financial position of the Company at September 30, 1999 and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

2. BUSINESS COMBINATIONS:

      During the nine month period ended September 30, 1999, the Company acquired certain assets used in connection with the Internet access service business of sixteen entities as described below:

      January 15, 1999, the Company purchased assets of Hoosier On-Line Systems, Inc. for approximately $2,347,000. Approximately $2,030,000 was allocated to the acquired customer base cost as a result of this transaction.

      February 24, 1999, the Company purchased assets of Infinite Systems, Ltd. for approximately $3,100,000. Approximately $2,538,000 was allocated to the acquired customer base cost as a result of this transaction.

      March 10, 1999, the Company purchased assets of Exchange Network Services, Inc. for approximately $3,250,000. Approximately $2,803,000 was allocated to the acquired customer base cost as a result of this transaction.

      April 23, 1999, the Company acquired certain subscribers of StarNet, Inc. for approximately $1,835,000. Approximately $2,000,000 was allocated to the acquired customer base cost as a result of this transaction.

      May 7, 1999, the Company purchased stock of GDR Enterprises, Inc. for approximately $9,075,000. Approximately $9,018,000 was allocated to the acquired customer base cost as a result of this transaction.

      June 4, 1999, the Company purchased assets of Edgeware, Inc., d/b/a PCLink.com, for approximately $1,896,000. Approximately $1,916,000 was allocated to the acquired customer base cost as a result of this transaction.

      June 17, 1999, the Company purchased assets of Core Digital
Communications, Inc. for approximately $1,285,000. Approximately $1,227,000 was allocated to the acquired customer base cost as a result of this transaction.

      June 25, 1999, the Company acquired the assets of American Information Services, Inc. for approximately $1,111,000. Approximately $1,111,000 was allocated to the acquired customer base cost as a result of this transaction.

                                VOYAGER.NET, INC.

2. BUSINESS COMBINATIONS (CONTINUED)

      September 10, 1999, the Company purchased assets from Data Management Consultants, Inc. for approximately $2,073,000. Approximately $2,003,000 was allocated to the acquired customer base cost as a result of this transaction.

      September 10, 1999, the Company purchased assets from Net Direct for approximately $4,519,000. Approximately $4,119,000 was allocated to the acquired customer base cost as a result of this transaction.

      September 15, 1999, the Company purchased assets from Raex for approximately $4,308,000. Approximately $4,114,000 was allocated to the acquired customer base cost as a result of this transaction.

      September 23, 1999, the Company purchased assets from Internet Connection Services, LLC for approximately $708,000. Approximately $545,000 was allocated to the acquired customer base cost as a result of this transaction.

      September 23, 1999, the Company purchased assets from MichWeb, Inc. for approximately $521,000. Approximately $456,000 was allocated to the acquired customer base cost as a result of this transaction.

      October 4, 1999, the Company purchased assets of ComNet, LLC for approximately $8,886,000. Approximately $8,147,000 was allocated to the acquired customer base cost as a result of this transaction.

      October 7, 1999, the Company purchased assets of TDI Internet Services, Inc. for approximately $1,831,000. Approximately $1,871,000 was allocated to the acquired customer base cost as a result of this transaction.

      October 7, 1999, the Company purchased assets of Choice Dot Net, LLC for approximately $1,765,000. Approximately $1,510,000 was allocated to the acquired customer base cost as a result of this transaction.


      The unaudited pro forma combined historical results, as if the entities listed above (excluding ComNet, LLC, Choice Dot Net, LLC, and TDI Internet Services, Inc.) had been acquired at the beginning of the nine months ended September 30, 1999 and 1998, respectively, are included in the table below. Additionally, the unaudited pro forma combined historical results, as if Freeway, Inc., EXEC-PC, Inc. and Netlink Systems, LLC, which were acquired in 1998, had been acquired at the beginning of the nine months ended September 30, 1998 are included in the table below. The pro forma combined historical results for CDL Corp., Internet-Michigan, Inc., Netimation, Inc., Add, Inc., StarNet, Inc., American Information Services, Inc. and Internet Connection Services, LLC were not deemed to be material and are not included for the nine months ended September 30, 1999 and 1998.

                                            (in thousands except per share data)
                                               Nine Months Ended September 30,
                                            ------------------------------------
                                                   1999              1998
                                                 --------          --------
         Revenue                                 $ 39,553          $ 26,357
         Net loss                                $(16,677)         $(18,499)
         Basic and diluted loss per share        $  (0.66)         $  (1.16)

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

                                VOYAGER.NET, INC.

3. DEBT:

      In July 1999, the Company re-negotiated its revolving available credit facility with its bank group concurrent with its initial public offering (see note 7) for a $60 million line of credit, with the option to extend to $70 million, on similar terms and conditions. The credit facility matures on June 30, 2005. The revolving credit facility agreement allows the Company to elect an interest rate as of any borrowing date based on either the (1) prime rate, or
(2) LIBOR, plus a margin ranging from 0.5% to 2.75% depending on the ratio of funded debt to EBITDA. The elected rate as of September 30, 1999 is approximately 7.95%. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.

4. EARNINGS PER SHARE:

      The impact of dilutive shares is not significant. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents of 3,983,847 would be anti-dilutive and have been excluded from per share calculations.


5. Supplemental Disclosure of Cash Flow Information:

      The following is the supplemental cash flow information for all periods presented:

                                                                    Nine months ended
                                                                      September 30,
                                                            ----------------------------------
                                                                1999                  1998
                                                            ------------          ------------
Cash paid during the period for interest ...........        $  1,755,097          $    235,031
Noncash financing and investing activities:
 In connection with the acquisitions described in
  Note 2, liabilities were assumed as follows:
 Fair value of assets acquired .....................        $ 41,286,245          $ 33,938,712
 Business acquisition costs, net of cash
  acquired .........................................        $(36,551,115)         $(29,153,979)
                                                            ------------          ------------
Liabilities assumed ................................        $  4,735,130          $  4,784,733
                                                            ============          ============
Acquisition of equipment through capital lease .....        $  2,434,099          $    362,606
Issuance of compensatory common stock and options ..        $  2,534,000                  --


6. STOCK-BASED COMPENSATION PLAN:

      During the three months ended September 30, 1999, the Company granted 3,983,847 options to purchase common stock to certain members of management, employees and non-employees. At the grant date, 558,000 options were fully vested; 1,023,000 options will vest in two semi-annual installments; the remaining 2,402,847 options vest in four equal annual installments beginning July 20, 2000. These options were granted at not less than the fair market value of the Company's common stock on the grant date. Therefore, no additional compensation expense has been recognized in the three months ended September 30, 1999 for these options.

      During the three months ended September 30, 1999, the Company recognized compensation expense of $25,000 relating to options granted prior to July 1, 1999.

                               VOYAGER.NET, INC.

7.  INITIAL PUBLIC OFFERING:

      On July 20, 1999, the Company completed its initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $99,454,899. In addition, a total of 1,575,000 shares were offered for sale by shareholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,078 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes and accrued interest were repaid. The remainder of the proceeds are to be used for general corporate purposes, including potential acquisitions, and capital expenditures.



ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        OPERATING RESULTS OF THE COMPANY

GENERAL

      We are the largest Internet service provider focused on the Midwestern United States. We incorporated in June 1994 and began offering Internet access to residential and business customers in Michigan in 1995. From 1995 to 1997, we focused on building our network infrastructure in Michigan as well as developing the core competencies to grow our business. We funded the initial build-out of our network and development of our operations primarily through an aggregate $2.5 million in debt and equity capital from Horizon Cable I Limited Partnership, Media/Communications Partners II Limited Partnership and Media/Communications Investors Limited Partnership. In 1998, we began pursuing an acquisition program focused on acquiring regional and local Internet service providers throughout the Midwest. This program allowed us to expand into new markets as well as to increase the utilization of Voyager.net-owned points of presence network infrastructure and operations. During 1998, we acquired seven Internet service providers in the Midwest with approximately 100,000 subscribers, including the acquisition of EXEC-PC, Inc., a consumer-based Internet service provider located in Milwaukee, Wisconsin with 80,000 subscribers. We funded these acquisitions primarily with $4.8 million of equity capital raised from private equity investors and through a $40.0 million revolving credit facility with a group of banks led by Fleet National Bank. The credit facility was increased to $70.0 million on April 13, 1999. Thus far in 1999, we have acquired an additional sixteen Internet service providers with approximately 124,000 subscribers in the aggregate. We currently operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 190 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Through a combination of internal growth and acquisitions, we have increased our subscriber base from approximately 17,000 subscribers at the end of December 1997 to approximately 304,000 subscribers as of September 30, 1999, including approximately 8,700 Web hosting subscribers, 1,450 dedicated Internet access accounts, 1,340 cable modem customers and 530 DSL subscribers.

      On July 20, 1999, the Company completed an initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $99,454,899. In addition, a total of 1,575,000 shares were offered for sale by shareholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,078 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes and accrued interest were repaid. The Company intends to use the remainder of the proceeds for general corporate purposes, including potential acquisitions, and capital expenditures.

REVENUES AND EXPENSES

      Our revenues are generally composed of:

      -- dial-up Internet access services, which allow customers to access the Internet through a local telephone call using standard modems in computers;

      -- dedicated Internet access services, which provide customers a continuous high-speed connection to the Internet using traditional copper telephone lines; and

      -- additional Web and communications services, such as Web hosting, or maintaining customer Web sites on our servers and computers, co-location, or providing telecommunications facilities for customer-owned Web servers and equipment, electronic commerce, and other broadband voice and data services.

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

      Internet access service costs includes costs for providing local telephone lines into each Voyager.net-owned point of presence, costs associated with leased lines connecting each point of presence to our two network operation centers, costs for our connections from our network operating centers to the Internet, billing and bad debt expense and other technical-related expenses. Telecommunication costs include the costs of data circuits, dial-in line expenses and connectivity fees. Billing costs include credit card processing fees, banking fees and customer billing expenses. Internet access service costs for Web hosting consists primarily of telecommunication costs. Internet access service costs for other non-recurring value added services consists of licensing fees and cost of labor and overhead performing the service. Internet access service costs for reselling of long distance services consists of third-party wholesale costs of the products resold. Other technical-related expenses primarily consist of maintenance contracts and domain name registration costs. As we execute our acquisition strategy in the future, we expect increased Internet access service costs on an absolute dollar basis, but lower Internet access service costs on a percentage basis as a result of continued revenue growth, reduction of redundant costs, consolidation of operations and re-negotiation of pricing on telecommunication, equipment and other vendor contracts.

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

      We also provide a wide range of Web services such as Web hosting, co-location, registering customer domain names and Internet addresses, and electronic commerce. We derive recurring revenue from Web site hosting primarily on a fixed-rate monthly basis. We charge our co-location customers monthly fees based on the physical use of our facilities. Other services such as domain name and Internet address registration, electronic commerce services and other consulting services are typically offered at a fixed-rate basis or time plus materials basis. We also provide long distance voice services offered through a reseller relationship with IXC Communications Services, Inc. Revenue from long-distance service is recognized as used by the customer. Payments from customers for prepaid calling card services are recorded as deferred revenue when collected and revenue is recognized as the prepaid subscription is used.

      Sales and marketing costs consist of salaries and commissions for sales, marketing and business support personnel, advertising and promotion expenses and commissions for value added resellers. Since 1998, we have expanded our marketing and sales efforts as we have expanded our geographic coverage, increased our subscriber base, acquired additional businesses and introduced new products and services. We expect increases in the absolute spending for sales and marketing, but we expect these costs to be more than offset by the increase in customer revenues that will be achieved. We do not defer any costs associated with obtaining or retaining customers or entering new markets.

      General and administrative expenses consist of compensation costs for business development, finance, accounting and billing, customer and technical support and administration personnel and occupancy costs. Since January 1998, we have hired several members of our senior management. We are currently seeking to hire additional personnel to support our growth. We expect increases in general and administrative expenses on an absolute dollar basis as we continue to execute our acquisition strategy and the expansion of our operations.


ACQUISITIONS

      Our acquisition strategy is designed to leverage our existing network and administrative operations to allow us to enter new markets within the Midwest, as well as to expand our presence in existing markets, and to realize economies of scale. Since December 31, 1998 we have acquired sixteen Internet service provider businesses in the Midwest totaling approximately 124,000 subscribers as of October 8, 1999. Below is a summary of our completed acquisitions, with the number of customers acquired at the respective date of acquisition:

                                                                            Number of
      Company                                   Date    Location            Customers
      -------                                 --------  --------            ---------
      Hoosier On-Line Systems, Inc.            1/15/99  Seymour, IN            8,000
      Infinite Systems, Ltd.                   2/24/99  Columbus, OH          12,500
      Exchange Network Services, Inc.          3/10/99  Cleveland, OH          8,000
      StarNet, Inc                             4/23/99  Chicago, IL            5,900
      GDR Enterprises, Inc.                     5/7/99  Dayton, OH            20,000
      PCLink.com                                6/4/99  Minneapolis, MN        5,500
      Core Digital Communications, Inc.        6/17/99  Stevens Point, WI      4,000
      American Information Services, Inc.      6/25/99  Chicago, IL            3,100
      Data Management Consultants, Inc.         9/2/99  Hillsdale, MI          7,000
      NetDirect                                 9/8/99  Indianapolis, IN       8,000
      Raex                                     9/14/99  Canton, OH            12,000
      Internet Connection Services, LLC        9/21/99  Kalamazoo, MI          2,200
      MichWeb, Inc.                            9/22/99  Cadillac, MI           1,400
      ComNet, LLC                              10/4/99  Central OH            19,000
      Choice Dot Net, LLC                      10/7/99  Cincinnati, OH         3,400
      TDI InternetServices, Inc.               10/7/99  Monroe, MI             3,600

      Our acquisition activity was initially financed with $4.8 million of equity capital from private equity investors and loans from a $40.0 million revolving credit facility with a group of banks managed by Fleet National Bank. We increased the overall capacity of our credit facility to $70.0 million on April 13, 1999. In July 1999, the Company re-negotiated its revolving available credit facility with its bank group concurrent with its initial public offering for a $60 million line of credit, with the option to extend to $70 million, on similar terms and conditions. On July 20, 1999, the Company completed its initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $99,454,899. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,059 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes and accrued interest were repaid. The remainder of the proceeds are to be used for general corporate purposes, including potential acquisitions, and capital expenditures.

      Voyager.net is currently in various levels of acquisition discussions with a number of Internet service providers in targeted markets in the Midwest. However, there can be no assurance that the Company will successfully complete any of the acquisitions we are currently evaluating.

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statement of operations data for the three and nine months ended September 30, 1999 and 1998 as a percentage of revenue. This information should be read in conjunction with the Company's consolidated financial statements and notes included in the Company's public filings.

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       -----------------------           -----------------------
                                                        1999             1998             1999             1998
                                                       ------           ------           ------           ------
Revenue:
  Internet access service ..................             97.5%            99.8%            98.1%            99.8%
  Other ....................................              2.5              0.2              1.9              0.2
                                                       ------           ------           ------           ------
Total revenue ..............................            100.0%           100.0%           100.0%           100.0%
                                                       ------           ------           ------           ------
Operating expenses:
  Internet access service costs ............             30.5             40.0             32.1             36.7
  Sales and marketing ......................             13.8             19.1             12.4             18.1
  General and administrative ...............             29.7             32.1             29.2             33.5
  Depreciation and amortization ............             49.4             16.9             46.4             14.0
  Compensation charge for issuance of common
   stock and stock options .................              0.2             38.1              7.9             17.7
                                                       ------           ------           ------           ------
Total operating expenses ...................            123.6            146.2            128.0            120.0
                                                       ------           ------           ------           ------
Loss from operations before interest
 expense, net ..............................            (23.6)           (46.2)           (28.0)           (20.0)
Interest expense, net ......................             (1.4)            (4.7)            (6.2)            (3.9)
                                                       ------           ------           ------           ------
Net loss ...................................            (25.0)%          (50.9)%          (34.2)           (23.9)%
                                                       ======           ======           ======           ======

EBITDA Margin ..............................             25.4%             8.8%            26.3%            11.7%
                                                       ======           ======           ======           ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

      Revenues. Total consolidated revenues increased from $2.0 million for the three months ended September 30, 1998 to $12.9 million for the three months ended September 30, 1999, representing an increase of 531%. The revenue growth was primarily driven by the increase in our customer base from approximately 118,000 at September 30, 1998 to approximately 304,000 at October 8, 1999. The growth in customers was the result of both organic growth and acquisition activity; we experienced internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates. In addition, we introduced several new service offerings, such as digital subscriber lines and long distance telephone service, which generated additional revenue from our customer base.

      Internet access service costs. Internet access service costs increased from $0.8 million for the three months ended September 30, 1998 to $4.0 million for the three months ended September 30, 1999. Internet access service costs as a percent of revenue declined from 40.0% for the three months ended September 30, 1998 to 30.5% for the three months ended September 30, 1999 due to improved telecommunication contracts and economies of scale. The increase in absolute spending for the three months ended September 30, 1999 was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

      Sales and marketing. Sales and marketing expenses increased from $390,000 for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. The increase in spending was primarily attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percentage of revenue, sales and marketing costs decreased from 19.1% for the three months ended September 30, 1998 to 13.8% for the three months ended September 30, 1999. The decrease in sales and marketing expenses as a percentage of revenues reflects lower customer acquisition costs attributable to customer care and referral programs spread over a larger revenue base.

      General and administrative. General and administrative expenses increased from $0.7 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth, as well as incremental costs associated with the public status of the Company. As a percentage of revenue, general and administrative costs decreased from 32.1% for the three months ended September 30, 1998 to 29.7% for the three months ended September 30, 1999. The decrease on a percentage basis represents leveraging of resources across an increased customer base.

      Depreciation and amortization. Depreciation and amortization expense increased from $345,000 for the three months ended September 30, 1998 to $6.4 million for the three months ended September 30, 1999. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since September 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

      Compensation charge for issuance of common stock and stock options. We incurred a charge of $25,000 for the three months ended September 30, 1999 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $135,000 in periods subsequent to September 30, 1999.

      Interest income (expense), net. Interest expense, net increased from $96,000 for the three months ended September 30, 1998 to $188,000 for the three months ended September 30, 1999. This increase is the result of the higher average balance on our $70.0 million line-of-credit which was used to fund acquisitions completed during 1998 and 1999 prior to our initial public offering; this line of credit was paid off on July 25, 1999 with proceeds from the initial public offering.

      Net loss. As a result of the above, we reported net loss of $1.1 million , or $.06 per share applicable to common stockholders, for the three months ended September 30, 1998 as compared to net loss of $3.4 million, or $0.11 per share applicable to common stockholders, for the three months ended September 30, 1999.

      EBITDA. EBITDA increased from $180,000 for the three months ended September 30, 1998 to $3.3 million for the three months ended September 30, 1999. As a percentage of revenues, EBITDA increased from 8.8% for the three months ended September 30, 1998 to 25.4% for the three months ended September 30, 1999. EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

      Revenues. Total consolidated revenues increased from $4.4 million for the nine months ended September 30, 1998 to $32.1 million for the nine months ended September 30, 1999, representing an increase of 630%. The revenue growth was primarily driven by the increase in our customer base from approximately 118,000 at September 30, 1998 to approximately 304,000 at September 30, 1999. This substantial growth in customers was primarily the result of our acquisitions. We also experienced strong internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates. In addition, we introduced several new service offerings, such as digital subscriber lines and long distance telephone service, which generated additional revenue from our customer base.

      Internet access service costs. Internet access service costs increased from $1.6 million for the nine months ended September 30, 1998 to $10.4 million for the nine months ended September 30, 1999. Internet access service costs as a percent of revenue decreased from 36.7% for the nine months ended September 30, 1998 to 32.1% for the nine months ended September 30, 1999 due to improved telecommunication contracts and economies of scale. The increase in absolute spending for the nine months ended September 30, 1999 was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs. We expect to improve our gross margins in the future as we more fully integrate our acquired companies and leverage our existing network and back office infrastructure.

      Sales and marketing. Sales and marketing expenses increased from $0.8 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. The increase in spending was attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percentage of revenue, sales and marketing costs decreased from 18.1% for the nine months ended September 30, 1998 to 12.4% for the nine months ended September 30, 1999. The decrease in sales and marketing expenses as a percentage of revenue reflects lower customer acquisition costs attributable to customer care and referral programs spread over a larger revenue base.

      General and administrative. General and administrative expenses increased from $1.5 million for the nine months ended September 30, 1998 to $9.4 million for the nine months ended September 30, 1999. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs decreased from 33.5% for the nine months ended September 30, 1998 to 29.2% for the nine months ended September 30, 1999. The decrease on a percentage basis represents leveraging of resources across an increased customer base.

      Depreciation and amortization. Depreciation and amortization expense increased from $0.6 million for the nine months ended September 30, 1998 to $15.0 million for the nine months ended September 30, 1999. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since September 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

      Compensation charge for issuance of common stock and stock options. We incurred a charge of $780,000 for the nine months ended September 30, 1998 which increased to $2.5 million for the nine months ended September 30, 1999 relating to the issuance of common stock and stock options. The amount of these charges was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $135,000 in periods subsequent to September 30, 1999.

      Interest income (expense), net. Interest expense, net increased from $173,000 for the nine months ended September 30, 1998 to $2.0 million for the nine months ended September 30, 1999. This increase is the result of the higher average balance on our $70.0 million line-of-credit which was used to fund acquisitions completed during 1998 and 1999; this line of credit was paid off on July 25, 1999 with proceeds from the initial public offering.

      Net loss. As a result of the above, we reported net loss of $1.2 million, or $0.08 per share applicable to common stockholders, for the nine months ended September 30, 1998 as compared to net loss of $11.5 million, or $0.45 per share applicable to common stockholders, for the nine months ended September 30, 1999.

      EBITDA (as defined). EBITDA increased from $0.5 million for the nine months ended September 30, 1998 to $8.4 million for the nine months ended September 30, 1999. As a percentage of revenues, EBITDA increased from 11.7% for the nine months ended September 30, 1998 to 26.1% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Our principal capital and liquidity needs historically have related to funding the cash portion of our acquisitions, our sales and marketing activities, the development and expansion of our network infrastructure, the establishment of our customer service and support operations and general working capital needs. Our capital needs were initially met in 1996 and 1997 by loan advances from Horizon Cable I Limited Partnership and private placements of our securities to our principal stockholders, as further described below. As we grew our operations during 1998, we received capital from other sources, including cash provided by operating activities, proceeds from the issuance of debt and notes payable and through private placements of our securities, as further described below. On July 20, 1999, the Company completed an initial public offering in which it raised net proceeds of approximately $99.5 million. Upon closing of the offering $60.6 million of senior bank debt and accrued interest and fees were repaid, $8.8 million of preferred stock and cumulative dividends were redeemed, and $2.3 million of subordinated notes were repaid. The Company intends to use the remainder of the proceeds for general corporate purposes, including potential acquisitions and capital expenditures.

      Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 1998. The primary sources of cash from operating activities for the nine months ended September 30, 1999 were $15.0 million in depreciation and amortization and a $2.5 million compensation charge for issuance of common shares and options. These sources were partially offset by the $11.1 million net loss.

      Net cash used in investing activities was $41.6 million for the nine months ended September 30, 1999, compared to net cash used in investing activities of $30.6 million for the nine months ended September 30, 1998. Net cash used in investing activities for the nine months ended September 30, 1999 consisted of $36.6 million to acquire thirteen Internet service provider businesses and $5.0 million for the purchase of capital equipment. Cash used in investing activities for the nine months ended September 30, 1998 related to acquisition activity and the purchase of capital equipment.

      Net cash provided by financing activities was $51.8 million for the nine months ended September 30, 1999, compared to net cash provided by financing activities of $29.8 million for the nine months ended September 30, 1998. The primary sources of cash from financing activities for the nine months ended September 30, 1999 was the proceeds from the Company's initial public offering as discussed above, and use of proceeds from the Company's revolving credit facility.

      In September 1998, we entered into a $40.0 million revolving credit facility with a bank group led by Fleet National Bank. On April 13, 1999, we increased our availability under our credit facility to $70.0 million on similar terms and conditions. In July 1999, we re-negotiated our credit facility concurrent with our initial public offering for a $60 million line of credit, with the option to extend to $70 million, on similar terms and conditions. At September 30,1999, there was no amount outstanding. Interest is payable quarterly with the first payment on December 31, 1998. The bank agreements allow us to elect an interest rate as of any borrowing date of either the (1) prime rate or (2) LIBOR, plus a margin ranging from 0.5% to 2.75% depending upon our funded debt to EBITDA ratio. The elected rate as of September 30, 1999 was approximately 7.95%. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.


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

      Our State of Readiness. We have undertaken an assessment of our vulnerability to the year 2000 issue with respect to our software, equipment, and other information systems. We based this assessment upon a review of our network and software, communications with our software vendors, telecommunications providers and third-party suppliers. To date, we have not experienced any problems with year 2000 issues with either third-party or internal systems. Our executive committee supervises our year 2000 readiness program and we review our year 2000 program on a monthly basis.

      Our overall year 2000 readiness program consists of the following steps:

      -- developing a complete inventory of our hardware and software and assessing whether each specific piece of equipment or software is year 2000 compliant;

      -- contacting all of our major equipment vendors to ensure that the equipment or software purchase has been tested and verified as year 2000 compliant;

      -- testing all of our internal equipment and software to ensure that it is year 2000 compliant;

      -- upgrading, repairing, or replacing all internal or purchase equipment or software to ensure that it is year 2000 compliant; and

      -- developing contingency plans to address potential year 2000 problems which are not directly in our control or have not previously been tested or repaired.

      Specific areas in our year 2000 program which have been completed:

      -- upgrading our internal customer care system which includes our billing, technical support, and customer support modules and which is now year 2000 compliant;

      -- contacting our major equipment providers, including Oracle, Cisco, Gateway, 3Com, and Sun Microsystems, and receiving disclosure statements that all of the equipment or software purchased from these vendors is year 2000 compliant; and

      -- replacing all modems, servers and other telecommunications equipment which had been tested and reviewed as non-year 2000 compliant.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings, which, if decided adversely to the Company, would likely either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In connection with its initial public offering (the "IPO"), the Company effected a 1.24-for-1 stock spilt with respect to its Common Stock. Further an amendment to the Company's certificate of incorporation was approved by the Company's Board of Directors on June 10, 1999 and by its stockholders on July 16, 1999 establishing a classified Board of Directors and effecting certain other changes as described in Item 4(c) below, affecting the rights of the holders of the Company's Common Stock.

(b)   Not applicable.

(c)   Recent Sales of Unregistered Securities.

      In May 1999, the Company issued 500,000 shares of Common Stock upon exercise of an outstanding stock option under the Company's 1998 Stock Option and Incentive Plan for an aggregate exercise price of $250.00 to an employee of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.

(d)   Use of Proceeds.

      The Company completed its IPO in July 1999. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 6, 1999, as amended (Commission File No. 333-77917), which was declared effective on July 20, 1999. The IPO commenced on July 21, 1999 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

      The shares of Common Stock sold in the IPO were offered for sale by a syndicate of underwriters represented by Donaldson, Lufkin & Jenrette Securities Corporation, First Union Capital Markets Corp., CIBC World Markets Corp. and DLJdirect Inc.

      The Company registered an aggregate of 10,350,000 shares of Common Stock (including 1,350,000 shares issuable upon the exercise of the underwriters' overallotment option) in the IPO at a per share price of $15.00, for an aggregate offering price of $155,250,000. As of the date of the filing of this report, 9,000,000 registered shares have been sold at an aggregate offering price of $135,000,000. Of the 9,000,000 shares sold in the IPO, 7,425,000 shares were registered for the Company's account.

      The Company incurred the following expenses in connection with the IPO:

          Underwriting discounts and commissions ...   $ 9.45 million
          Other expenses ...........................     2.47 million
                                                       --------------
               Total expenses ......................   $11.92 million

      After deducting the expenses set forth above, the Company received $99,454,899 in net proceeds from the IPO. The Company used approximately (a) $60.6 million of the proceeds to repay borrowings under the Company's then existing senior credit facility with Fleet National Bank, including fees and accrued and unpaid interest, (b) $2.3 million to repay subordinated notes and accrued interest (c) $8.8 million to redeem all of the outstanding shares of the Company's Series A Preferred Stock in July 1999 and (d) $12.3 million for the acquisition of other businesses.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The stockholders of the Company voted by written consent in lieu of a special and annual meeting effective July 16, 1999 (the "Written Consent").

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

      (c) Pursuant to the Written Consent, the Company's stockholders approved the Amended and Restated Certificate of Incorporation and the Second Amended and Restated Certificate of Incorporation and approved amendments to the Company's 1998 Stock Option and Incentive Plan (the "Plan"). The votes for these proposals were as follows:

                                           Class                      Outstanding       For
---------------------------------------------------------------------------------------------------

1.  Approval of Amended and Restated       Series A Preferred             82,748            82,748
    Certificate of Incorporation/Second
    Amended and Restated Certificate of    Common                     19,416,380        19,416,380
    Incorporation


---------------------------------------------------------------------------------------------------

2.  Amendments to the Plan                 Series A Preferred             82,748            82,748

                                           Common                     19,416,380        19,416,380
---------------------------------------------------------------------------------------------------

     By adopting the Amended and Restated Certificate of Incorporation, the stockholders approved the classification of the current Board of Directors as follows:

      Class I - Term Expires at Annual Meeting of Stockholders held in 2000:

          Christopher P. Torto
          Gerald H. Taylor

      Class II - Term Expires at Annual Meeting of Stockholders held in 2001:

          Christopher S. Gaffney

      Class III - Term Expires at Annual Meeting of Stockholders held in 2002:

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

(d)   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS:

      The following exhibits are filed as a part of this report:

          3.4** Second Amended and Restated Certificate of Incorporation of Voyager.net, Inc.

          3.5**   Amended and Restated By-Laws of Voyager.net, Inc.

         10.31*** Promissory Note dated July, 1999 made by Christopher Torto in favor of the Company.

         10.33* Amended and Restated Credit Agreement dated as of July 26, 1999 by and among Voyager Information Networks, a wholly-owned subsidiary of Voyager.net, Inc., and Fleet National Bank as Agent and the Lenders identified therein (excluding Schedules and Exhibits which the Company agrees to furnish supplementally to the Commission upon request).

         10.34* Employment Agreement dated as of September 15, 1999 between Anthony Paalz and Voyager Information Networks, Inc.

         10.35* Agreement Regarding Inventions, Non-competition and Confidentiality dated as of September 15, 1999 between Anthony Paalz and Voyager Information Networks, Inc.

         27.1*    Financial Data Schedule.

B.   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.


___________________________________

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

                                 VOYAGER.NET, INC.



   Date: November 12, 1999       \s\ Dennis Stepaniak
                                 -----------------------------------------------
                                 Dennis Stepaniak
                                 Senior Vice President, Chief Financial Officer,
                                   and Treasurer
                                 (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


 Exhibit
  Number                     Description                                Page No.
  ------                     -----------                                --------


  3.4** Second Amended and Restated Certificate of Incorporation of Voyager.net, Inc.

  3.5**   Amended and Restated By-Laws of Voyager.net, Inc.

 10.31*** Promissory Note dated July, 1999 made by Christopher Torto in favor of the Company.

 10.33* Amended and Restated Credit Agreement dated as of July 26, 1999 by and among Voyager Information Networks, Inc., a wholly-owned subsidiary of Voyager.net, Inc., Fleet National Bank as Agent and the Lenders identified therein (excluding Schedules and Exhibits which the Company agrees to furnish supplementally to the Commission upon request).

 10.34* Employment Agreement dated as of September 15, 1999 between Anthony Paalz and Voyager Information Networks, Inc.

 10.35*   Agreement Regarding Inventions, Non-competition and
          Confidentiality dated as of September 15, 1999 between Anthony Paalz and Voyager Information Networks, Inc.

 27.1*    Financial Data Schedule.

 __________________________

 *   Filed herewith.

 ** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).

 *** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-77917).