Form 10-K405
period 1999-12-31
VOYAGER NET INC
filed 2000-03-28
CIK 1085634

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

          [_] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No fee required]

            For the transition period from ___________ to ___________

                         Commission File Number: 0-26661

                                Voyager.net, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    38-3431501
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


            4660 South Hagadorn Road
                  Suite 320
             East Lansing, Michigan                                48823
      (Address of Principal Executive Offices)                   (Zip Code)


 (Registrant's Telephone Number, Including Area Code)          (517) 324-8940


           Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
        None                                           N/A

           Securities Registered Pursuant to Section 12(g) of the Act:

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 15, 2000, 31,654,758 shares of $0.0001 par value common stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $14.125 per share for the registrant's common stock, as reported on the NASDAQ National Market System as of March 15, 2000 was $447,123,457.
================================================================================

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------

Item 1.   Description of Business......................................................................... 1


Item 2.   Description of Properties...................................................................... 14


Item 3.   Legal Proceedings.............................................................................. 14


Item 4.   Submission Of Matters To A Vote Of Security Holders............................................ 14


Item 5.   Market for Common Equity and Related Stockholder Matters....................................... 14


Item 6.   Selected Consolidated Financial and Other Data................................................. 15


Item 7.   Management Discussion and Analysis of Financial Condition and Results
          of Operations.................................................................................. 17


Item 7A.  Quantitative And Qualitative Disclosures About Market Risk..................................... 23


Item 8    Financial Statements and Supplementary Date.................................................... 24


Item 10.  Directors and Executive Officers of the Registrant............................................. 24


Item 11.  Compensation Of Directors And Executive Officers............................................... 26


Item 12.  Security Ownership Of Certain Beneficial Owners and Management................................. 32


Item13.   Certain Relationships and Related Transactions................................................. 34


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............................. 36


                                      (i)

                                    BUSINESS

     This form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. Unless the context otherwise requires, all references to "we", or "our Company" refer collectively to Voyager.net, Inc., a Delaware corporation, and its subsidiaries, including Voyager Information Networks, Inc., our wholly-owned operating subsidiary, a Michigan corporation.


                                     Part I
                         Item 1. Description of Business

Overview

     Voyager.net, Inc. ("Voyager.net" or the "Company") is the largest Internet communications company focused on the Midwestern United States with approximately 360,000 subscribers as of March 1, 2000. We provide high-speed data communications services and Internet access to residential and business subscribers. Services include broadband digital subscriber line, or DSL, dedicated business connectivity, cable modem access, dial-up Internet access, Web-hosting, electronic commerce, server co-location and long distance phone services. We operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 200 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Voyager.net has competitive local exchange carrier, or CLEC, status in Michigan, Ohio, and Wisconsin.

     Voyager Information Networks, Inc., our wholly-owned operating subsidiary, was incorporated in 1994 in the State of Michigan and began offering Internet access services to residential and business customers in 1995. We incorporated in 1998 in the State of Delaware under the name Voyager Holdings, Inc. We changed our name to Voyager.net, Inc. on April 29, 1999. Our principal executive office is located at 4660 South Hagadorn Road, Suite 320, East Lansing, Michigan 48823.

Industry Background

     The Internet has rapidly developed into an integral business and personal communications tool. Consumers and businesses are demanding solutions that provide them with the ability to access and utilize the Internet in a fast, secure and reliable manner. Factors driving the growth in the number of Internet users and Web sites include the large and growing installed base of low-cost personal computers, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier access to the Internet and the increasing importance of the Internet as a communications and commercial medium.

     Businesses have also rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Many businesses are utilizing the Internet as a lower cost alternative to certain traditional telecommunications services. The Strategis Group estimates that the penetration of U.S. businesses connected to the Internet will rise from 66% in 1998 to nearly 80% in 2003, resulting in 4.1 million businesses being connected to the Internet by 2003. The number of individual U.S. corporate users is expected to increase from 34.9 million users in 1998 to 50.3 million users in 2003. According to International Data Corporation, U.S. corporate Internet access service revenues are expected to more than triple from $2.9 billion in 1998 to $10.1 billion in 2002.

     The Internet communications market is highly fragmented. As of the end of 1999, there were over 5,078 providers in the U.S., according to Boardwatch Magazine. These Internet service providers vary widely in their geographic coverage, customer focus and the nature and the quality of their services. The Internet service provider market is generally segmented into three broad categories:

     o national providers are typically full-service providers that offer a broad range of Internet access and other services to businesses;

     o regional providers which include the regional telephone operators, competitive local exchange carriers and Internet access providers, such as Voyager.net; and

     o local providers which are typically closely-held start-ups or small companies serving a single market.

     The vast majority of Internet communication companies are small, local operations with fewer than 10,000 customers each. According to Boardwatch Magazine, there are approximately 40 national backbone providers and there are approximately 180 national dial-up providers.

     Despite the growth in the Internet communications industry, very few Internet communication companies are profitable. In addition, the dramatic growth of Internet usage and dependency has prompted customers to demand from their providers more enhanced technology and services and reliable, high-speed, quality Internet access. For example, International Data Corporation estimates that the percentage of households with broadband Internet access (DSL and cable modem) will grow from 1.0% at the end of 1998 to 13.2% at the end of 2002. Thus, Internet service providers will be faced with expending significant capital resources to attract and retain subscribers. As a result, the industry is expected to undergo substantial consolidation over the next few years, particularly among the local providers, who typically lack the financial resources necessary to continue to compete. We believe that the anticipated growth in Internet use and the significant number of under-capitalized local providers within our region meeting our acquisition criteria provides us with an excellent opportunity to extend our scalable business model and become one of the largest Internet communication companies in the U.S.

Voyager.net

     The business model that we have developed has resulted in substantial revenue and subscriber growth, reduced customer acquisition costs and significant cash flow from operations and includes customer satisfaction efforts. Our business model is based on the following key principles:

     o we control our costs of acquiring new customers by focusing on markets in the Midwestern United States, thereby reducing the need for more expensive, broad-based marketing campaigns;

     o we focus on delivering product quality and services and customer care which we believe results in word-of-mouth referrals and customer retention greater than industry average;

     o we manage 100% of our network equipment and customer care operations which reduces our telecommunication costs and enhances control over our network utilization, efficiency, scalability and quality; and own or lease 100% of our network equipment; and

     o we realize cost savings and economies of scale from our acquired businesses by reducing duplicated network infrastructure and taking steps to consolidate sales and marketing, network operations, customer support and back office operations.

     We have begun to implement a strategy to become a leading provider of broadband DSL services in the Midwest. DSL technology is a high-speed Internet connectivity option using existing telephone wiring, widely heralded as the next-generation Internet connectivity option. DSL enables connection speeds up to 50 times faster than using a standard, 28.8 Kbps modem over existing phone lines. Our DSL deployment strategy will establish a network capable of providing bundled phone, high-speed Internet and future communications services.

     DSL technology is particularly well suited for small and medium sized businesses looking to connect their entire staff to the Internet over a single high-speed Internet connection, or for customers looking to access the Internet at top speeds. DSL includes the following benefits:

     o    Provides a dedicated, "always on" connection;

     o    Is faster than ISDN and modem connections;

     o    Is more affordable than dedicated T1 and frame relay connections; and

     o Is more reliable, and less complicated to use than dial-up connectivity options.

     We have a two-tiered strategy to provide DSL services:

     1. Provide DSL services directly as a CLEC to customers in secondary and tertiary markets throughout our region.

     2. Continue to provide DSL services through existing relationships with major data CLEC providers in selected major metropolitan areas.

     Voyager.net will soon begin deploying DSL services in approximately 40 cities from 240 incumbent local exchange carrier, or ILEC, central offices reaching more than 400,000 small and medium size business customers and 3.8 million residential customers. We are targeting secondary and tertiary markets within our region, covering areas that are less competitive than the major metropolitan areas. Target markets include Michigan cities of Alpena, Ann Arbor, Battle Creek, Charlotte, Flint, Gaylord, Grand Rapids, Hastings, Hillsdale, Jackson, Kalamazoo, Lansing, Petoskey, Sturgis, Three Rivers, and Traverse City; Ohio Cities of Akron, Canton, Dayton, Hamilton, Middletown, Springfield, Toledo, Troy, and Youngstown; Indiana cities of Columbus, and Seymour; Illinois cities of Aurora, Elgin, and Joliet; Wisconsin cities of Appleton, Kenosha, Madison, Milwaukee, Newberg, Stevens Point, Green Bay, and Vandyne. Where Voyager.net's DSL network is deployed in these cities, service will be available in more than 170 cities and townships in the Midwest region.

     We are well positioned to begin offering DSL services directly to our customers in our Midwest region as we have a strong presence, a large installed customer base, and a substantial network infrastructure. Our broadband strategy is intended to establish Voyager.net as one of the dominant providers of DSL services in the Midwest. Our sales and marketing plans include up-selling our installed customer base as well as attracting customers from other providers in the region.

Voyager.net Service Offerings

     Internet Access Services. We offer a full range of dial-up, DSL, and cable modem Internet access services to residential subscribers and dedicated, web hosting, and dial-up Internet access to business customers. By selecting between the various types of access services and pricing plans available, subscribers can select services that fit their specific needs.

o Dial-up access. Our residential access services are designed to provide our subscribers with reliable Internet access through standard dial-up modems. Our dial-up Internet access service includes:

          o    local access numbers;

          o    personal Web space;

          o    multiple e-mail accounts;

          o    toll-free customer support;

          o    light usage plans; and

          o    Internet chat and news groups.

          We also offer prepaid plans for quarterly, semi-annual and annual access. A majority of our residential subscribers pay their monthly fee automatically by a pre-authorized monthly charge to their credit card. Additional service options include Web content filter service, email alias (forwarding) and national toll-free roaming service.

o DSL. Voyager.net provides DSL services to customers in Detroit, Chicago, Milwaukee, and Minneapolis through agreements with Covad Communications Company, @Link Networks, and USWest. Through these partnerships, we offer DSL service with speeds from 144 Kbps to 1.5 Mbps.

          Voyager.net is engaged in activities to provide a variety of high-speed data services directly to customers such as SDSL, and ADSL, and also provide the opportunity to offer high-quality voice services over DSL. Service is expected to be available in up to 40 cities in Voyager.net's Midwest market in 2000, with service becoming available in selected cities as soon as the end of the second quarter 2000.

o Dedicated access. We offer high-speed dedicated connections to both business and residential subscribers at a range of speeds using traditional telecommunications lines and frame relay communications services for those customers requiring greater speed and reliability.

o Cable modems. Through a reseller arrangement with Millennium Digital Media Systems, L.L.C., we offer broadband Internet access in certain locations through the use of modems integrated with local cable television networks and provide the technical and billing support to this fast-growing segment of the Internet access business.

o Voyager.netTV. Voyager.netTV allows individuals without a computer or who need a second Internet terminal to access the Internet easily and inexpensively through their television. The complete Voyager.netTV service, including a set-top box, keyboard, remote control unit, all necessary cables and unlimited Internet access, at a monthly subscription rate, with no additional equipment, installation or set-up costs. Voyager.netTV is a pre-configured set-top box that connects to a customer's television in the same manner as a VCR or game system and is controlled with the use of a wireless keyboard or remote control. A built-in control pad, included on both the keyboard and remote, provides the user with a simple point and click interface to call up Web sites or e-mail services that are displayed in a large, easy-to-read format on the TV screen.

     Web Services. Our Web services help organizations and individuals implement their Web site and e-commerce goals. We offer various Web hosting and other services that enable customers to establish a Web site presence without maintaining their own Web servers and high-speed connectivity to the Internet.

o Web hosting. Voyager.net offers a diverse range of shared, dedicated and co-location Web hosting services for small and medium businesses. Our Web hosting service includes state-of-the-art Web servers, high-speed connections to the Internet at our network operations centers, and registration of our customers' domain name and Internet address. We also offer Web page design, development, maintenance and traffic reporting and consulting services. We currently have over 12,000 Web hosting subscribers.

o Co-location. We offer co-location services, providing telecommunications facilities for customer-owned Web servers, for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of our on-site facilities. Our co-location customers house their equipment at our secure network operating centers and receive direct high-speed connections to the Internet.

o E-commerce. Voyager.net has launched a suite of Web hosting and e-commerce solutions that enable businesses to easily and affordably create Web sites and sell their products and services over the Internet. The product suite includes EasyWeb, which allows a business to quickly create a Web site online through a series of menu-driven screens and templates, and EasyShop, a comprehensive e-commerce solution, which allows businesses to accept real-time credit cards purchases via their Web site.

o Local content. The Voyager.net portal is a feature-rich web site including personalized local news and weather, sports, entertainment, finance, stock quotes, shopping, classifieds and chat services for Voyager.net customers. Content is automatically tailored to individual customers using a sophisticated database driven process that presents customers with location-specific information. Customers can also customize the layout and specific content options available to them. Content is made available through revenue sharing and co-branding agreements with organizations including CMGI Inc.'s MyWay.com, Wizshop.com, Amazon.com, eToys, and local media. Customers access the portal page at www.voyager.net.

     Other Services and Offerings. We also offer other enhanced communications services to meet the one-stop shopping demands of residential and business customers.

o Virtual private networks. Our custom virtual private networks solutions enable our customers to deploy tailored, Internet protocol-based mission-critical business applications for internal enterprise, business-to-business and business-to-customer data communications on our network while also affording high-speed access to the Internet. We offer our customers a secure network on which to communicate and access information between an organization's geographically dispersed locations, collaborate with external groups or individuals, including customers, suppliers, and other business partners and use the Web to access information on the Internet and communicate with other Web users.

o Long distance and other telecommunications. We currently resell long distance telecommunications services as well as an 800 service, calling cards and prepaid cards to our Internet customers through our VoyagerLink operations. We currently offer this interstate and intrastate long-distance service to our customers at a fixed rate per minute, with no set-up or monthly charges. We also have begun offering bundled voice and data services to customers who seek Internet access and telecommunications services from a single source.

Sales and Marketing

     Marketing. Our marketing philosophy is based on the belief that a consumer's selection of an Internet service provider is often strongly influenced by a personal referral. Accordingly, we believe that the customer satisfaction of our subscriber base has led to significant word-of-mouth referrals. Our referral incentive program awards subscribers one month of free service for every customer referred. As a result, over 70% of our new sign-ups come from existing subscriber referrals. Our proprietary customer care and billing system automatically tracks and credits the subscriber's account, thus providing us with valuable marketing information and flexibility with this program. We also market our services through strategic relationships with value added resellers in the local communities, such as computer stores, trade associations, unions, Web development companies, local area network administrators and other retail stores which represent and promote us on a commission basis. These relationships are a significant source of new customers. In addition, we offer free Internet training classes within our markets to cultivate interest in the Internet and increase brand recognition. We do not use mass marketing media as a major source of acquiring new customers, but instead believe that by providing superior customer service and developing strong relationships within local communities, particularly in small- and medium-sized markets, we can continue to grow at rates greater than the industry average with very low costs per new customers acquired.

     Web-based Marketing. We maintain a Web site (www.voyager.net) that provides Internet users with the opportunity to learn about us and enroll in one of our Internet access service plans. Upon viewing information on our services, potential customers can either subscribe online or contact a customer support employee for enrollment. Customers who sign-up on-line or through our 800 number have their accounts created immediately and are thus able to use their accounts within minutes of account activation.

     Free CDs and Diskettes. Upon the request of prospective customers, we distribute free software via CD and diskettes that contain both the Netscape browser software for Windows 95, Windows 3.1 and Macintosh as well as Microsoft's Internet Explorer 4.0. The software is configured to facilitate installation and connection to a Voyager.net point of presence. Individuals receiving the CD or diskettes have the opportunity to obtain the free browser software contained on the CD by opening an account with us, either on-line or via a toll-free telephone number. New customers can be on-line in a matter of minutes after opening an account on-line or by calling our toll-free telephone number.

     Business Sales and Support. We have a business sales and support team dedicated to selling and providing customized support to our growing small- and medium-sized business customers. Our business teams include support personnel located throughout our target region. This strong local presence allows us to meet face-to-face with our business customers to evaluate their needs and respond with customized solutions. Our locally-based sales and support teams are supported by additional network engineers at our headquarters for trouble-shooting on specific problems.

Customer Service and Technical Support

     We provide our customer service and technical support through our two large call centers located in East Lansing, Michigan and New Berlin, Wisconsin. We provide 100% of our customer care internally, and do not outsource any customer operations to third party providers. We have staffed our call centers with over 270 employees, or more than 50% of our workforce. Our two main centers are fully-integrated so that both centers can handle calls from subscribers located anywhere within our region. This interoperability allows us to more efficiently handle support calls, thereby reducing telephone hold times. We have upgraded our phone system that routes calls, tracks important call-in data, automatically answers certain questions and moves customers quickly through the call-in process. Our comprehensive staff training program and incentive compensation program linked to customer satisfaction has led to significant improvements in the time required to move our subscribers through the various calling queues. In addition to using our call centers, subscribers can also e-mail questions directly to our technical support staff, as well as find solutions on-line through the use of the tutorials found at our Web site. Our free Internet training and educational classes within our markets also allow our customers and potential subscribers to ask questions about the Internet and our services.

Network and Technology

     We operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 200 Voyager.net-owned points of presence in Michigan, Indiana, Illinois, Minnesota, Ohio and Wisconsin.

     Network Infrastructure. We designed and built our network to specifically service Internet (data) traffic. The network is comprised primarily of the latest Cisco Systems' routing and switching equipment, which provides a common platform for increased flexibility and maintenance while allowing for the use of advanced routing protocols to quickly and dependably deliver customer traffic. We have two network operating centers to oversee traffic flows and general network operations, as opposed to a single network operating center as found in many national networks, which helps create redundancy and ensures a secure and reliable network. We are continuously improving our network infrastructure and connectivity costs through our relationships with incumbent local exchange carriers such as Ameritech Corporation and GTE Corporation as well as with competitive local exchange carriers such as Brooks Fiber (MCI WorldCom), Phone Michigan (McLeodUSA), Time Warner, Coast to Coast and Focal Communications.

     Our points of presence are linked to regional network points, or hubs, which are our two network operating centers. These network points are linked to the Internet by fiber optic connections and employ asynchronous transfer mode, frame relay and other methods of handling traffic efficiently. Interlinked network points allow Internet users to access sites located on other network points. In the event that one of our subscribers wishes to access a Web site that is located on another service provider's network, data is directed to a network access point where information sharing is conducted under arrangements known as peering. The flow of information across a network access point allows information to be downloaded from one service provider's network to a subscriber on another service provider's network.

     Points of Presence. Our approximately 200 dial-in points of presence primarily utilize digital access servers manufactured by 3Com Corporation and Lucent Technologies, Inc. These servers allow for a variety of customer connections from standard dial-up to traditional telecommunications lines, including integrated digital services network. Our network has been reconfigured to include redundant data circuits which will automatically route customer traffic in the event of a failure. Our network topology offers high levels of performance and security. Through various relationships with competitive local exchange carriers, we have been able to reduce the overall number of points of presence by consolidating several of them into "SuperPOPs" with expanded calling areas. The SuperPOP allows us to consolidate our equipment into one large modem bank and eliminate various telecommunication links from our points of presence back to the network operating center, thereby creating enhanced network reliability and reducing telecommunication costs. We have worked with our providers to create additional SuperPOPs and we intend to explore opportunities to create additional SuperPOPs in the future.

     Network Operation Centers. We have two main network operation centers, or hubs, in East Lansing, Michigan and New Berlin, Wisconsin. These two hubs house all of our internal network equipment (servers, routers, mail, hosting, disk arrays, etc.) as well as our main routing equipment and connection to the Internet. The two hubs have been interconnected to provide redundancy and to ensure the highest quality network. The hubs are monitored on a 24 hours per day, seven days per week basis in order to provide the highest level of network performance.

     Peering Relationships. Peering is the act of exchanging data across networks, typically at specific, discrete locations. By allowing separate networks to exchange data, users on a particular Internet service provider's network are able to access information and communicate with users on another provider's network. Many formal peering points exist where several dozen Internet service providers and other providers exchange data, including network access points. Internet service providers can also run connections to peer with several different providers (known as multihoming). Multihoming allows an Internet service provider to provide better service, as inbound and outbound data can go over different routes if a particular network is overloaded. We have relationships at multiple points with several different organizations, including Verio, Inc. in Ann Arbor, Michigan, NAP.net in Chicago, Illinois and MCI and Savvis in Kalamazoo, Michigan, thereby building in network redundancy that allows for better connectivity for our customers.

     Integrating Acquired Networks. As we continue to play a leading role in consolidating the Internet service provider industry, one of our tasks is to configure the acquired equipment and network into our regional Internet-based network. We have taken steps to gain scale economies by eliminating redundant and expensive Internet connectivity and better utilizing our current infrastructure. Our integration plan calls for connecting the acquired points of presence directly to our network at the most cost effective point and eliminating duplicate Internet telecommunication costs. We typically connect within three to six months after the acquisition so as to allow for a prompt yet smooth integration of the acquired networks and to reduce service disruptions.

Competition

     The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of providers in our six state region and anticipate that competition will only intensify in the future as the Internet service provider industry consolidates. We believe that the primary competitive factors determining success as an Internet service provider are:

     o    accessibility and performance of service;

     o    quality customer support;

     o    price;

     o    access speed;

     o    brand awareness;

     o    ease of use; and

     o    scope of geographic coverage.

     We believe that we have competed favorably based on these factors, particularly due to:

     o    regionally focused operating strategy;

     o    focus on customer care and service;

     o    performance of Voyager.net-owned network facilities; and

     o    competitive, multi-tiered pricing policy.

     Our current competitors include many large companies that have substantially greater market presence, brand name recognition and financial resources than us. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

     o established on-line information service providers, which provide basic Internet access as well as proprietary information not available through public Internet access, such as America Online, Inc.;

     o national Internet service providers, including EarthLink Network, Inc.;

     o numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

     o providers of Web hosting, co-location and other Internet-based business services, such as Verio, Inc.;

     o computer hardware and software and other technology companies that provide Internet connectivity with their products, including IBM and Microsoft Corporation;

     o national long distance carriers such as AT&T Corporation, MCI WorldCom and Spring Corporation;

     o    regional Bell operating companies and local telephone companies;

     o cable operators, including Tele-Communications, Inc. and Time Warner Cable; and

     o    nonprofit or educational Internet service providers.

     Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. We believe that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national Internet service providers to provide broadband Internet access. Recently, several national access providers have begun to offer Internet access for free or at substantial discounts to prevailing rates, which may result in significant pricing pressure. We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition. Any of these developments could materially and adversely affect our business, operating results and financial condition.

Government Regulation

     The Federal Communications Commission, or FCC, exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictional interstate or international communications. State regulatory commissions retain jurisdiction over the origination or termination of jurisdictional intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

     Internet operations are currently not subject to direct regulation by the FCC or any other governmental agency (other than regulations applicable to businesses generally). Due to the increasingly widespread use of the Internet, however, it is possible that additional laws and regulations may be adopted.

     The FCC continues to review its regulatory position concerning Internet service providers. Even though the FCC determined in April 1998 that Internet service providers should not be treated as telecommunications carriers and therefore not regulated, it is expected that future Internet service provider regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined. Although the FCC has thus far decided not to allow local telephone companies to impose per minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely.

     To the extent that an end user's call to an Internet access provider is local rather than long distance, the Internet service provider may be, if the call is carried over its facilities, entitled to reciprocal compensation from the end user's local telephone company. Reciprocal compensation is a reimbursement from one local telephone service provider to a second one for handling calls that originate with the first local telephone service provider and terminate with the second one. Under many existing interconnecting agreements, reciprocal compensation must be paid to Internet service providers through their exchange carriers by ILECs for completing calls made by the ILEC customers. The issue of reciprocal compensation has not been fully resolved by the FCC and state public service commissions. Although some existing interconnecting agreements provide for reciprocal compensation to Internet service providers, most of these agreements will expire within the next two years. The FCC recently determined that most, but not all, traffic to an Internet service provider is interstate in nature rather than local. The FCC, however, directed state regulators to determine whether, under existing state decisions and interconnecting agreements, reciprocal compensation should be paid to Internet service providers through their exchange carriers by ILECs. The FCC is also considering the establishment of nationwide rules governing inter-carrier compensation for calls handed off from one carrier to another and bound for Internet service providers. The FCC's decision in this matter, as well as the individual state decisions referenced above, may adversely affect our Internet access costs.

     As of December 31, 1999, we were licensed as a CLEC in Michigan, Wisconsin, and Ohio. We intend to apply for licensure in Indiana and Illinois in the first half of 2000. CLEC status allows us to provide local exchange telecommunications service, interconnect with the telecommunications network of the ILEC, collocate our network equipment in the central offices/end offices of the ILEC, and purchase access to unbundled network elements, or UNEs, from the ILEC at a significant cost reduction. We intend to utilize the CLEC license in the various states to provision DSL service.

     DSL is a telecommunications service which is regulated in some states, and not regulated in others. However, to effectively roll out the service, we have to be licensed as a CLEC in the state to be able to co-locate and interconnect with the ILEC's network. This will allow us to provision DSL service over the copper telephone lines serving the customer's premises. Both business and residential customers are potential users of DSL services. DSL is provisioned in a multitude of options including ADSL (asynchronous digital subscriber line), SDSL (synchronous digital subscriber line), IDSL (integrated digital subscriber line) and other variations.

     As a CLEC we are subject to federal, state and local regulations. The FCC has the responsibility to regulate interstate telecommunication services, while the state public service commission/utility commission regulates intrastate activity. Local governments, in certain circumstances, regulate the public safety, health and welfare. As can be expected, the ILEC monopolies have challenged in court most every effort by the FCC and state commissions to open up the local telephone market to competition. This course of action by the ILECs can be expected to continue, and although many initiatives have been undertaken to effectuate competition in the local telephone market through the FCC and state commissions, the further deployment of competitive services in the market will continue to be hampered by ILEC activities. This is a challenge not only affecting Voyager, but affects all CLECs in all states in the country.

     Voyager.net has begun negotiations of interconnection agreements with the major ILECs in its service territories. These agreements set forth the terms, conditions and rates of the CLECs interconnection with the ILECs telecommunication network, including, but not limited to, co-location and UNE's. Pursuant to the Federal Telecommunications Act of 1996, these negotiations are to be commenced upon the CLECs written request for negotiations. If an interconnection agreement is unable to be negotiated within 135-160 days after the ILECs receipt of the written request for negotiation, either party may petition the state public service commission/public utility commission for arbitration of the issues outstanding. Although each state varies as to their own practice and procedure, parties present verbal and written evidence, there is a hearing at which witnesses are subject to cross examination, and the parties are allowed to submit briefs and response briefs in support of their respective positions. 180-210 days after the complaint for arbitration is filed is the normal time frame within which the state commission will issue their decision.

     Although we may not have an interconnection agreement with the ILEC, we are able to order service from the ILEC's tariff in most circumstances. This allows us to continue to move forward with implementing our business plan even though we do not have an executed interconnection agreement. Upon execution of an interconnection agreement, our continued ordering of service from the ILEC will be pursuant to the interconnection agreement in what should be a seamless transition.

     In addition to our CLEC services, we provision long distance service as a reseller through our subsidiary Horizon Telecommunications, Inc. Long distance service consists of both intrastate and interstate service and therefore is influenced by decisions of both state commissions and the FCC. We are registered in all six states in which we provide service: Indiana, Illinois, Michigan, Minnesota, Ohio and Wisconsin. As a reseller, we do not have the significant capital investment in network equipment necessary to provision long distance telephone service. The state commissions and the FCC have implemented rules and procedures for the transferring of customers from one provider to another in order to reduce slamming, the transfer of the customer from one long distance carrier to another without the customers consent. We have long implemented procedures to obtain a letter of authority, or other approved method (e.g. third party verification), to confirm that the customer does in fact want to change from its current long distance provider to us. We have tariffs on file with the FCC setting forth the terms, conditions and rates applicable to our provisioning of long distance service. Although the long distance regulatory environment is not as active as the local telecommunications arena, it is difficult to predict how either state and/or federal regulatory authority will impact the provisioning of long distance service in the short or long term.

Intellectual Property

     We have developed and acquired certain proprietary rights for which we have sought and will continue to seek federal, state and local protection. We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights, particularly related to our names and logos. "Voyager.net" and our associated logo are names and marks which belong to Voyager.net. In addition, we have registered VoyagerLink and several other names, marks and logos, and have additional registrations pending for names and marks, under which we do business at local levels within our region. An integral part of our successful business strategy is our proprietary Web-based customer care and billing system. We are exploring whether to seek patent protection with respect to this customer care system and will act accordingly. We have each of our employees enter into an inventions agreement pursuant to which each agrees that any intellectual property rights developed while in our employment belong to Voyager.net. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to our proprietary technology.

     In connection with the delivery of our access and other services, we rely on the use of products of software manufacturers that we bundle in our software for users with personal computers operating on the Windows or Macintosh platforms. While some of the applications included in our start-up kit for access services subscribers are shareware that we have obtained permission to distribute or that are otherwise in the public domain and freely distributable, certain other applications included in the start-up kit have been licensed where necessary. We currently intend to maintain or negotiate renewals of all existing software licenses and authorizations as necessary, although we cannot be certain that such renewals will be available to us on acceptable terms, if at all. We may also enter into licensing arrangements in the future for other applications.

Employees

     As of December 31, 1999, we had 505 employees, including 423 full-time employees and 82 regular part-time employees. We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.


                        Item 2. Description of Properties

     We lease each of our office locations. Our leases cover in the aggregate approximately 55,000 square feet of space. We have two primary lease locations which serve as our network operating centers: East Lansing, Michigan, which is also our corporate headquarters, with approximately 17,000 square feet, which lease expires in 2007; and New Berlin, Wisconsin, where we lease space at four locations covering in the aggregate approximately 25,000 square feet under long-term leases. We also lease space, typically less than 50 square feet per location, to house our network equipment at each of our points of presence. We do not own any real estate. We believe that our current facilities are suitable and adequate for our business and, upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space in our desired markets.

                            Item 3. Legal Proceedings

     We have been, from time to time, involved in various litigation matters arising in the ordinary course of business. We are not involved currently in any pending legal proceedings that either individually or taken as a whole, will have a material adverse effect on our business, financial condition and results of operations.

           Item 4. Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the last quarter of its fiscal year ended December 31, 1999.


        Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock has been traded on the NASDAQ National Market System under the symbol "VOYN" since our initial public offering on July 21,1999 (the "IPO"). The following table sets forth for the periods indicated the high and low sale prices per share of our common stock on the NASDAQ National Market System, as reported by NASDAQ for each quarter since we have been public.

                                              High            Low
                                              ----            ---

Quarter ended September 30, 1999              $ 20.500        $  8.000

Quarter ended December 31, 1999               $ 13.125        $  6.188

Holders

     On March 15, 2000, the last reported sale price of common stock on the NASDAQ National Market System was $14.125. On March 15, 2000 there were 92 holders of record. This number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include such brokerage house or clearing agency as one record holder.

Dividends

     Voyager.net has never declared nor paid any cash dividends on our common stock. Under the terms of our senior bank debt agreements, we are prohibited from paying any dividends to our stockholders other than dividends payable in shares of common stock. In addition, we currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In May 1999, Voyager.net issued 620,000 shares of common stock upon exercise of an outstanding option under the Voyager.net, Inc. 1998 Stock Option and Incentive Plan for an aggregate exercise price of $250.00 to an employee of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds

     After deducting the expenses incurred in connection with our IPO, Voyager.net received $99.5 million in net proceeds from the IPO. We used approximately $60.6 million of the proceeds to repay borrowings under our then existing senior credit facility with Fleet National Bank, including fees and accrued and unpaid interest, (b) $2.3 million to repay subordinated notes and accrued interest, (c) $8.8 million to redeem all of the outstanding shares of the Company's series A preferred stock and cumulative dividends, and (d) the remainder for the acquisition of businesses, general corporate purposes and capital expenditures.

             Item 6. Selected Consolidated Financial and Other Data
                 (In thousands, except per share and other data)

     The following tables sets forth selected consolidated financial information and other data for Voyager.net. The selected consolidated results of operations and the selected historical consolidated balance sheet for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of Voyager.net. For all periods presented, the related financial information has been presented using consistent methods of accounting.

     You should read the following selected historical consolidated financial statements and other data in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The selected consolidated financial and other data includes a presentation of EBITDA. As used in this filing, EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles, and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.

                                                                                      Years Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                  1995           1996           1997           1998           1999
                                                                  ----           ----           ----           ----           ----
Consolidated Statement of Operations Data:
Revenues:
     Internet access service                                 $     202      $   1,707      $   3,440      $  10,589      $  47,423
     Other                                                          --             --             14            133          1,074
                                                             ---------      ---------      ---------      ---------      ---------
            Total revenue                                          202          1,707          3,454         10,722         48,497
                                                             ---------      ---------      ---------      ---------      ---------
Operating expenses:
     Internet access service costs                                 143          1,002          1,318          3,608         15,933
     Sales and marketing                                           101            638          1,038          1,987          6,402
     General and administrative                                    521          1,155          1,462          3,406         14,151
     Depreciation and amortization                                 128            420            394          3,862         23,836
     Compensation charge for issuance of                            --             --             --          4,218          2,563
            common stock and stock options
                                                             ---------      ---------      ---------      ---------      ---------
            Total operating expenses                               893          3,215          4,212         17,081         62,885
                                                             ---------      ---------      ---------      ---------      ---------
Loss from operations                                              (691)        (1,508)          (758)        (6,359)       (14,388)
Other income (expense)                                              17             10            (62)          (912)        (1,741)
                                                             ---------      ---------      ---------      ---------      ---------
Net loss                                                     $    (674)     $  (1,498)     $    (820)     $  (7,271)     $ (16,129)
     Preferred stock dividends                                      --             --            (74)          (348)          (367)
                                                             ---------      ---------      ---------      ---------      ---------
Net loss applicable to common stockholders                   $    (674)     $  (1,498)     $    (894)     $  (7,619)     $ (16,496)
                                                             ---------      ---------      ---------      ---------      ---------
Per Share Data:
Basic and diluted net loss per share applicable
      to common stockholders                                 $   (0.08)     $   (0.28)     $   (0.10)     $   (0.43)     $   (0.61)
                                                             ---------      ---------      ---------      ---------      ---------
Weighted average common shares outstanding                       8,966          5,352          8,878         17,655         27,238
                                                             =========      =========      =========      =========      =========


Other Financial Data:
EBITDA (as defined)                                          $    (563)     $  (1,088)     $    (364)     $   1,721      $  12,012
EBITA margin                                                    (278.7)%        (63.7)%        (10.5)%         16.1%          24.8%
Capital expenditures                                               411            759            661          1,514          5,033



Other Data:
Subscribers at end of period (approximate)                       3,000         10,000         17,000        142,000        336,000
POPs                                                                 5             25             57            138            200

Cash Flow Data:
Cash flow provided by (used in):
Operating activities                                         $    (538)     $    (877)     $    (398)     $   2,702      $   6,527
Investing activities                                              (408)          (759)          (574)       (34,336)       (60,663)
Financing activities                                             1,980            583          1,488         33,466         69,848

Consolidated Balance Sheet Data:
Cash and cash equivalents                                    $   1,055      $       3      $     519      $   2,350      $  18,062
Working capital                                                    917           (275)        (1,785)        (6,242)         7,005
Total assets                                                     1,603          1,186          2,101         41,725        112,454
Total long-term debt, notes payable and                             73            871          2,155         33,308         23,892
     capital leases, including current maturities
Total stockholders' equity (deficit)                             1,350           (148)          (539)         1,276         73,100

 Item 7. Management Discussion and Analysis of Financial Condition and Results
                                 of Operations

The following discussion of the Company's financial condition, results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included herein.

Background

     We currently operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 200 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Through acquisitions and internal growth, we have increased our subscriber base from approximately 17,000 subscribers at the end of December 1997 to approximately 336,000 subscribers as of December 31, 1999, including approximately 10,570 Web hosting subscribers, 1,930 dedicated Internet access accounts, 1,400 cable modem customers and 700 DSL subscribers.

Recent Events

     On March 12, 2000, Voyager.net, CoreComm Limited ("CoreComm") and CoreComm Group Sub I, a wholly owned subsidiary of CoreComm ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Sub will merge with and into Voyager.net, with Voyager.net surviving the merger as a wholly-owned subsidiary of CoreComm (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of Voyager common stock (except for shares held by Voyager, CoreComm or Sub or any of their respective subsidiaries) will be converted into the right to receive a cash payment of $3.00 and .292 shares of CoreComm common stock. Under the Merger Agreement's collar provisions, the shares of CoreComm common stock that will be issued by CoreComm in the Merger will be adjusted based on CoreComm's stock price at closing.

     Our Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Consummation of the transactions, including the

Merger, is subject to the approval of the Company's stockholders, certain regulatory approvals and other conditions. Holders of over a majority of the voting shares of the Company have entered into an agreement with CoreComm to vote in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. We cannot assure you that the transactions contemplated by the Merger Agreement will be consummated.

     Below please find a table listing all acquisitions which Voyager.net consummated during the period from July 1998 through December 1999.

--------------------------------------------------------------------------------
Acquisitions

Company                                Date         Location           Customers
-------                                ----         --------           ---------
Wholesale ISP                          12/10/99     Toledo, OH            10,000
Internet Illinois                      11/9/99      Chicago, IL            3,800
TDI Internet Services, Inc.            10/7/99      Monroe, MI             3,600
Choice Dot Net, LLC                    10/7/99      Cincinnati, OH         3,400
ComNet, LLC                            10/4/99      Central, OH           19,000
MichWeb, Inc.                          9/22/99      Cadilac, MI            1,400
Internet Connection Services, LLC      9/21/99      Kalamazoo, MI          2,200
Raex                                   9/14/99      Canton, OH            12,000
NetDirect                              9/8/99       Indianapolis, IN       8,000
Data Management Consultants, Inc.      9/2/99       Hillsdale, MI          7,000
American Information Services, Inc.    6/25/99      Chicago, IL            3,100
Core Digital Communications, Inc.      6/17/99      Stevens Point, WI      4,000
PCLink.com                             6/4/99       Minneapolis, MN        5,500
GDR Enterprises, Inc.                  5/7/99       Dayton, OH            20,000
StarNet.Inc.                           4/23/99      Chicago, IL            5,900
Exchange Network Services, Inc.        3/10/99      Cleveland, OH          8,000
Infinite Systems, Ltd.                 2/24/99      Columbus, OH          12,500
Hoosier On-Line Systems, Inc.          1/15/99      Seymour, IN            8,000
Add, Inc.                              11/20/98     Waupaca, WI              500
NetLink Systems, L.L.C.                10/2/98      Kalamazoo, MI          7,500
Netmation, Inc.                        10/2/98      East Lansing, MI         500
EXEC-PC, Inc.                          9/23/98      Milwaukee, WI         80,000
Freeway, Inc.                          7/31/98      Petoskey, MI          10,000
Internet-Michigan, Inc.                7/1/98       Hastings, MI           1,000
CDL Corp.                              7/1/98       Monroe, MI               550

                                                    Total                237,450

--------------------------------------------------------------------------------

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Revenues. Total consolidated revenues increased from $10.7 million for the twelve months ended December 31, 1998 to $48.5 million for the twelve months ended December 31, 1999, representing an increase of 353.2%. The revenue growth was driven by the increase in our customer base from approximately 142,000 at December 31, 1998 to approximately 336,000 at December 31, 1999. The growth in customers was primarily the result of our acquisition activity and strong internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates.

     Internet access service costs. Internet access service costs increased from $3.6 million for the twelve months ended December 31, 1998 to $15.9 million for the twelve months ended December 31, 1999. The increase in absolute spending for the twelve months ended December 31, 1999 was primarily the result of an increase in customers and their associated network expenses and an increase in billing expenses for the increased customer base. Internet access service costs as a percent of revenue decreased from 33.7% for the twelve months ended December 31, 1998 to 32.9% for the twelve months ended December 31, 1999 due to improved telecommunication contracts and economies of scale, partially offset by higher telecommunication costs being incurred by the entities acquired during September and October.

     Sales and marketing. Sales and marketing expenses increased from $2.0 million for the twelve months ended December 31, 1998 to $6.4 million for the twelve months ended December 31, 1999. The increase in spending was attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percentage of revenue, sales and marketing expenses decreased from 18.5% for the twelve months ended December 31, 1998 to 13.2% for the twelve months ended December 31, 1999. The decrease in sales and marketing expenses as a percentage of revenue reflects lower average customer acquisition costs, which is primarily attributable to the strong word of mouth and referral programs offered by Voyager.net.

     General and administrative. General and administrative expenses increased from $3.4 million for the twelve months ended December 31, 1998 to $14.2 million for the twelve months ended December 31, 1999. The absolute increase in spending was primarily due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs decreased from 31.8% for the twelve months ended December 31, 1998 to 29.2% for the twelve months ended December 31, 1999. The decrease on a percentage basis represents leveraging of resources across an increased customer base.

     Depreciation and amortization. Depreciation and amortization expense increased from $3.9 million for the twelve months ended December 31, 1998 to $23.8 million for the twelve months ended December 31, 1999. This increase was primarily the result of the amortization of intangible assets related to acquiring our customer base since December 31, 1998, as well as increased capital spending for expanded network operations and infrastructure.

     Compensation charge for issuance of common stock and stock options. We incurred a charge of $4.2 million for the twelve months ended December 31, 1998 which decreased to $2.6 million for the twelve months ended December 31, 1999. These charges were based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next three years, which will result in additional compensation expense of approximately $111,000 in periods subsequent to December 31, 1999.

     Other income (expense), net. Other expense, net increased from $0.9 million for the twelve months ended December 31, 1998 to $1.7 million for the twelve months ended December 31, 1999.

This increase is the result of the higher average balance during the first seven months of 1999 on our line-of-credit which was used to fund acquisitions completed during 1998 and 1999. The line of credit was paid off on July 25, 1999 with proceeds from the initial public offering.

     Net loss. As a result of the above, we reported net loss of $7.3 million, or $0.43 per share applicable to common stockholders, for the twelve months ended December 31, 1998 as compared to net loss of $16.1 million, or $0.61 per share applicable to common stockholders, for the twelve months ended December 31, 1999.

     EBITDA (as defined). EBITDA increased from $1.7 million for the twelve months ended December 31, 1998 to $12.0 million for the twelve months ended December 31, 1999. As a percentage of revenues, EBITDA increased from 16.1% for the twelve months ended December 31, 1998 to 24.8% for the twelve months ended December 31, 1999.

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

     Revenues. Total consolidated revenues increased from $3.5 million for the year ended December 31, 1997 to $10.7 million for the year ended December 31, 1998, representing an increase of 205.7%. The revenue growth was primarily driven by the increase in our customer base from approximately 17,000 at December 31, 1997 to approximately 142,000 at December 31, 1998. The growth in customers was primarily a result of the seven acquisitions during 1998, which added approximately 100,000 subscribers to our customer base.

     Internet access service costs. Internet access service costs increased from $1.3 million for the year ended December 31, 1997 to $3.6 million for the year ended December 31, 1998. Internet access service costs as a percent of revenue decreased from 37.1% for the year ended December 31, 1997 to 33.6% for the year ended December 31, 1998 due to improved telecommunication contracts and economies of scale. The increase in absolute spending for the year ended December 31, 1998 was driven by a significant increase in customers and their associated network expenses and an increase in billing costs.

     Sales and marketing. Sales and marketing expense increased from $1.0 million for the year ended December 31, 1997 to $2.0 million for the year ended December 31, 1998. The increase in absolute spending was a result of the rapid growth of our operations and the acquisitions completed during 1998. As a percentage of revenue, sales and marketing costs decreased from 28.6% for the year ended December 31, 1997 to 18.7% for the year ended December 31, 1998. The decrease of sales and marketing expenses as a percentage of revenues reflects the efficiencies of our marketing programs over a larger customer base.

     General and administrative. General and administrative expenses increased from $1.5 million for the year ended December 31, 1997 to $3.4 million for the year ended December 31, 1998. The absolute increase in spending was due to the increase in support functions and basic infrastructure necessary to support the expansion of our business and the acquisition activity. As a percentage of revenue, general and administrative expenses decreased from 42.9% for the year ended December 31, 1997 to 31.8% for the year ended December 31, 1998. The decrease on a percentage basis represents efficiencies achieved through the integration of acquired businesses and leveraging resources across an increased customer base.

     Depreciation and amortization. Depreciation and amortization expense increased from $394,000 for the year ended December 31, 1997 to $3.9 million for the year ended December 31, 1998. This increase was a result of the amortization of intangible assets related to acquiring our customer base since December 31, 1997, as well as increased capital spending for expanded network operations and infrastructure.

     Compensation charge for issuance of common stock and stock options. We incurred a charge of $4.2 million for the year ended December 31, 1998 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value.

     Other income (expense), net. Other expenses, net increased from $62,000 for the year ended December 31, 1997 to $0.9 million for the year ended December 31, 1998. This increase is the result of the higher average balance on our $40.0 million line-of-credit which was used to fund acquisitions completed during 1998.

     Net loss. As a result of the above, we reported a net loss of $0.8 million, or $0.10 per share, applicable to common stockholders, for the year ended December 31, 1997 as compared to a net loss of $7.3 million, or $0.43 per share applicable to common stockholders, for the year ended December 31, 1998.

     EBITDA. EBITDA increased from ($364,000) for the year ended December 31, 1997 to $1.7 million for the year ended December 31, 1998. As a percentage of revenues, EBITDA increased from (10.5%) for the year ended December 31, 1997 to 16.1% for the year ended December 31, 1998.

Liquidity and Capital Resources

     Our principal capital and liquidity needs historically have related to funding the cash portion of our acquisitions, our sales and marketing activities, the development and expansion of our network infrastructure, the establishment of our customer service and support operations and general working capital needs. Our capital needs were initially met in 1996 and 1997 by loan advances from Horizon Cable I Limited Partnership and private placements of our securities to our principal stockholders. As we grew our operations during 1998, we received capital from other sources, including cash provided by operating activities, proceeds from the issuance of debt and notes payable and through private placements of our securities. In September 1998, we entered into a $40.0 million revolving credit facility with a bank group led by Fleet National Bank. On April 13, 1999, we increased our availability under our credit facility to $70.0 million on similar terms and conditions.

     On July 21, 1999, the Company completed its initial public offering in which it raised net proceeds of approximately $99.5 million. Upon closing of the offering $60.6 million of senior bank debt and accrued interest and fees were repaid, $8.8 million of preferred stock and cumulative dividends were redeemed, and $2.3 million of subordinated notes and accrued interest were repaid. Since the initial public offering, the Company has used all of the remaining proceeds for general corporate purposes, acquisitions and capital expenditures.

     Net cash provided by operating activities was $6.5 million for the twelve months ended December 31, 1999, compared to net cash provided by operating activities of $2.7 million for the twelve months ended December 31, 1998. The primary sources of cash from operating activities for the twelve months ended December 31, 1999 were $23.8 million in depreciation and amortization and a $2.5 million compensation charge for issuance of common shares and options. These sources were partially offset by the $16.1 million net loss.

     Net cash used in investing activities was $60.7 million for the twelve months ended December 31, 1999, compared to net cash used in investing activities of $34.3 million for the twelve months ended December 31, 1998. Net cash used in investing activities for the twelve months ended December 31, 1999 consisted of $55.6 million to acquire eighteen Internet service provider businesses and $5.0 million for the purchase of capital equipment. Cash used in investing activities for the twelve months ended December 31, 1998 related to acquisition activity and the purchase of capital equipment.

     Net cash provided by financing activities was $69.8 million for the twelve months ended December 31, 1999, compared to net cash provided by financing activities of $33.4 million for the twelve months ended December 31, 1998. The primary sources of cash from financing activities for the twelve months ended December 31, 1999 was the proceeds from our initial public offering as discussed above, and use of proceeds from our revolving credit facility.

     In July 1999, we re-negotiated our credit facility concurrent with our initial public offering for a $60 million line of credit, with the option to extend to $70 million, with the same bank syndicate on terms and conditions similar to the previous agreement. At December 31,1999 and March 1, 2000, the amount outstanding was $19.7 million and $24 million, respectively. Interest is payable quarterly and automatic and permanent reductions of the maximum commitments begin April 30, 2001 and continue until maturity.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish "Year 2000" dates from earlier dates. Confusion of dates may bring about system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. The Year 2000 issue affects virtually all companies and all organizations.

     We rely on third party telecommunications and information systems equipment and software that may not be Year 2000 compliant to provide our services. Our efforts to address Year 2000 issues prior to January 1, 2000, included conducting an audit of our own systems and of our third-party suppliers as to the Year 2000 compliance of their systems. Based upon the results of this assessment, we developed and implemented a remediation plan with respect to third-party software, computer technology and services that may fail to be Year 2000 compliant.

     Costs incurred to date related to Year 2000 issues have not been material, nor do we expect to incur additional material costs related to Year 2000 issues. We are continuing to evaluate potential disruptions or complications that might result in the future from Year 2000 related problems; although at this time, we have not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related events. Due to the unique and pervasive nature of the Year 2000 issue, however, it is not possible to anticipate each of the wide variety of Year 2000 events that might arise, particularly outside of the Company, which might have a material adverse impact on our business, financial condition and results of operations. We presently believe that the most reasonably likely worst case scenario related to the Year 2000 issue is associated with third-party services and products, specifically our network, telecommunications lines and equipment. The disruption to or failure of our internal computer systems or of third-party equipment or software to operate without Year 2000 complications could result in the interruption or failure of our services, could require us to incur significant unanticipated expenses to remedy any problems, could expose us to claims for losses incurred by our users due to Year 2000 complications and could cause customers to seek alternative Internet service providers. The defense of any claims, whether with or without merit, could require us to incur substantial costs and would divert management's time and attention, which could have an adverse effect on our business and operating results. In addition, we are subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions.


     Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of these investments. We have no material future earnings or cash flow exposures with respect to our outstanding capital leases, which are all at fixed rates. To the extent we have borrowings outstanding under our credit facility, we would have market risk relating to those amounts because the interest rates under the credit facility are variable. At present, we have no plans to enter into any hedging arrangements with respect to those borrowings.

               Item 8. Financial Statements and Supplementary Date


The Consolidated Financial Statements of Voyager.net, including Voyager.net's Consolidated Balance Sheets as of December 31, 1999 and 1998, Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, Consolidated Statements of Cash Flows for the years ended December, 1999, 1998 and 1997, Notes to Consolidated Financial Statements, together with a report thereon of PricewaterhouseCoopers LLP, dated February 10, 2000, except for Note 18 for which the date is March 12, 2000, are attached hereto as pages F-1 through F-18.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors, their positions and their ages as of February 1, 2000, are set forth below. The Compensation Committee of our Board of Directors is comprised of the entire Board of Directors, and the Audit Committee is comprised of Messrs. Friedly, Hayes and Fanch.


     Name                     Age                    Position
-----------------------      ----        ---------------------------------------

Christopher Torto             35         President, Chief Executive Officer and
                                         Vice Chairman of the Board of Directors
Osvaldo deFaria               36         Chief Operating Officer
Christopher Michaels          33         Chief Technology Officer
David Shires                  37         Vice President--Business Development
Joan Holda                    44         Vice President--Human Resources
Glenn Friedly                 50         Chairman of the Board of Directors
John Hayes                    36         Director
Christopher Gaffney           36         Director
Gerald Taylor                 58         Director
Robert Fanch                  54         Director


     Christopher Torto. Mr. Torto has served as Chief Executive Officer since February 1998, and has served as President and Vice Chairman of the Board of Directors since March 1999. From December 1995 to January 1998, Mr. Torto was the President and Chief Executive Officer of Horizon Cablevision do Brasil, a start-up cable television venture in Brazil. From 1992 to 1996, Mr. Torto served as General Manager of GTECH do Brasil, a Brazilian subsidiary of GTECH Corporation. Mr. Torto received his Bachelor of Science degree in Finance from the University of Maine and a Master of Business Administration degree from the Harvard Graduate School of Business Administration.

     Osvaldo deFaria. Mr. deFaria has served as Chief Operating Officer since January 1999. Prior to that, Mr. deFaria spent 13 years at AT&T Corporation in various management positions including General Manager of Internet Telephony, Director of Consumer Marketing, Consumer Marketing Director of AT&T of Puerto Rico, and various other sales and marketing positions. Mr. deFaria received his Bachelor of Science degree in Business Administration from the University of Maine and a Master of Business Administration degree from Fairleigh Dickinson University. Mr. deFaria also attended Harvard Business School's executive education program.

     Christopher Michaels. Mr. Michaels has served as Chief Technology Officer since February 1999. From October 1998 to February 1999, Mr. Michaels served as Vice President of Technical Operations. Mr. Michaels was the co-founder of NetLink Systems, L.L.C., a regional Internet service provider based in Kalamazoo, Michigan, and served as President from May 1995 to October 1998. From June 1991 to May 1995, Mr. Michaels was a senior research engineer at Automotive Diagnostics, an automotive test equipment company. Mr. Michaels received Bachelor of Science degrees in Mathematics, Physics and Computer Science from Western Michigan University.

     David Shires. Mr. Shires has served as Vice President-Business Development since October 1998, and is responsible for leading all of the acquisition efforts of Voyager.net. Mr. Shires was a co-founder of NetLink Systems, L.L.C., a regional Internet service provider based in Kalamazoo, Michigan, and served as Vice President from May 1995 to October 1998. From October 1992 to April 1995, he was a software engineer at Automotive Diagnostics, an automotive test equipment company. Mr. Shires received his Bachelor's degree in Robotic Engineering from Lake Superior State College and a Master of Business Administration from Western Michigan University.

     Joan Holda. Ms. Holda has served as Vice President-Human Resources since July 1998. From 1986 to June 1998, she served as Director of Training and Human Resources at Quality Dairy Company, a 700-employee retail and manufacturing facility. Ms. Holda received a Bachelor of Science degree in Merchandising and Management and a Masters degree in Labor and Industrial Relations from Michigan State University. She received her certification as a Senior Professional in Human Resources in 1997.

     Glenn Friedly. Mr. Friedly is a founder and Chairman of the Board of Voyager.net. Since 1983, Mr. Friedly has served as the President of Horizon Cablevision Inc., a leading cable operator in Michigan. From 1972 to 1980, Mr. Friedly worked for the State of Michigan, including as Executive Assistant to Governor William G. Milliken. Mr. Friedly is the past President of the Michigan Cable Television Association and has served on boards of the National Cable Television Cooperative Association and on the Small Cable Business Association. Mr. Friedly has been a member of the Bar of the State of Michigan since 1980.

     John Hayes. Mr. Hayes has served as director of Voyager.net since July 1995. Mr. Hayes is a managing partner of Great Hill Partners, L.L.C., a private equity firm. Mr. Hayes has been associated with Media/Communications Partners, a private equity firm, since 1989 and has served as a partner since 1993. Mr. Hayes serves as Chairman of Horizon Telecom International, Inc., a cable television operator focused on developing cable television systems in Brazil, and of Amstar Entertainment, L.L.C., a movie theater developer. Mr. Hayes also serves as a director of DURO Communications, Inc., a regional Internet service provider, Language for Industry Worldwide, Inc., a consolidator of business translation services companies, and Teltrust, Inc., a telecommunications services provider, American Broadband, Inc., and several other privately held companies.

     Christopher Gaffney. Mr. Gaffney has served as a director of Voyager.net since December 1998. Mr. Gaffney is a managing partner of Great Hill Partners, L.L.C., a private equity firm. Mr. Gaffney has been associated with Media/Communications Partners, a private equity firm, since 1986 and has served as a partner since 1992. Mr. Gaffney also serves as Chairman of the Board of Adams Trade Press, Inc., a business-to-business publishing company, and also as a director of Medical World Communications, Inc., a provider of professional continuing education programs and supplemental educational materials, Marks-Ferber Communications, Inc., a community newspaper publisher, Sunburst Communications Radio L.L.C., a radio broadcaster and several other privately held companies.

     Gerald Taylor. Mr. Taylor has served as a director of Voyager.net since June 1999. Mr. Taylor is currently a private equity investor in early stage technology companies and a consultant to telecomm and Internet startups. Mr. Taylor served as the Chief Executive Officer of MCI Communications Corporation from November 1996 to October 1998. From July 1994 to November 1996, Mr. Taylor served as MCI's President and Chief Operating Officer. Prior to that, Mr. Taylor spent 25 years working with MCI in various management and senior management roles in MCI's operations, sales and marketing areas. Mr. Taylor is a director of Ciena Corp., Lafarge Corp. and several other privately held companies.

     Robert Fanch. Mr. Fanch has served as a director of Voyager.net since November 1999. Mr. Fanch is the Chairman and Chief Executive Officer of Fanch Communications, Inc., a cable television company, formed in 1985, that owned and operated over 550,000 subscribers primarily in a partnership with Time Warner Entertainment and The Blackstone Group. The cable properties were sold to Charter Communications in November 1999. Since the sale of the cable properties, Mr. Fanch has served as Chairman and Chief Executive Officer of Conversent Communications, LLC and Mountaineer Telecommunications, LLC, which are integrated communications providers in New England and the Mid-Atlantic regions, respectively. Mr. Fanch is also a director of NEVD Holdings, LLC, Network Systems Solutions, Inc. and several other privately held companies.


            Item 11. Compensation of Directors and Executive Officers

Executive Compensation

     Summary Compensation Table. The following table sets forth the compensation paid in 1998 and 1999 to the Chief Executive Officer, the four other most highly compensated executive officers of Voyager.net who were serving as executive officers of Voyager at the end of 1999 and an additional individual who held an executive officer position during 1999 but who was not serving as an executive officer following 1999, each of whose total salary and bonus exceeded $100,000 during 1999 (the "named executive officers").

                           Summary Compensation Table

                                                                                                    Long Term
                                                                       Annual                      Compensation
                                                                   Compensation                       Awards
                                                               --------------------    --------------------------------------
                                                                                       Securities   Restricted     All Other
                                                                                       Underlying     Stock      Compensation
                                                                Salary       Bonus       Options      Awards         (10)
    Name and Principal Position                        Year      ($)          ($)          (#)         ($)           ($)
    ---------------------------                        ----    -------       ------    ----------   ---------    ------------
Christopher Torto                                      1999    225,000            0           --           --       158.40
    Chairman of the Board of Directors,                1998     59,500      100,000           --    3,065,300(6)    145.20
    President and Chief Executive Officer

Osvaldo deFaria(1)                                     1999    192,307       80,000      186,000            0(7)    158.40
    Chief Operating Officer                            1998         --           --           --           --           --

Christopher Michaels(2)                                1999    163,459       65,383      341,000           --       158.40
    Chief Technology Officer                           1998         --        4,500           --      191,581(8)     26.40

Dennis Stepaniak(3)                                    1999    147,655       52,477      571,000           --       132.00
    Former Senior Vice President and                   1998         --           --           --           --           --
    Chief Financial Officer

David Shires(4)                                        1999    100,384       22,500      100,000           --       158.40
    Senior Vice President -Business Development        1998         --        4,500           --      191,581(9)     26.40

Michael Williams(5)                                    1999    120,000       16,800           --           --       118.80
    Former Vice President - Sales                      1998    118,000       23,350      620,000           --       158.40


(1) On July 21, 1999, in connection with the consummation of the IPO, Mr. deFaria was granted options to purchase 186,000 shares of common stock. One half of these options vest on each of January 21, 2000 and July 21, 2000. The exercise price was $15.00, the fair market value of a share of common stock on the date of grant.

(2) On July 21, 1999, in connection with the consummation of the IPO, Mr. Michaels was granted options to purchase 341,000 shares of common stock. One half of these options vest on each of January 21, 2000 and July 21, 2000. The exercise price was $15.00, the fair market value of a share of common stock on the date of grant.

(3) On July 21, 1999, in connection with the consummation of the IPO, Mr. Stepaniak was granted options to purchase 496,000 shares of common stock. One half of these options vest on each of January 21, 2000 and July 21, 2000. The exercise price was $15.00, the fair market value of a share of common stock on the date of grant. In addition, Mr. Stepaniak was granted options to purchase 75,000 shares of common stock on August 12, 1999. These options vest in four equal annual installments beginning on August 12, 2000. The exercise price was $9.50, the fair market value of a share of common stock on the date of grant. Mr. Stepaniak resigned his position as an executive officer of the Company effective as of February 18, 2000.

(4) Mr. Shires was granted options to purchase 100,000 shares of common stock on August 12, 1999. The options vest in four equal annual installments beginning on February 12, 2000. The exercise price was $9.50, the fair market value of a share of common stock on the date of grant.

(5) Does not include options to purchase 1,116,000 shares of common stock which were canceled pursuant to an agreement with Mr. Williams. Mr. Williams resigned his position as an executive officer of the Company effective as of September 20, 1999.

(6) Represents the fair value of 1,984,000 shares of restricted stock purchased by Mr. Torto in 1998 based on a determination by the Board of Directors, less the aggregate purchase price for such shares of common stock paid by Mr. Torto. At the date of grant there was no public market for our common stock. The value of the restricted stock as of December 31, 1999 was $18,228,992 based on the last reported trade of the common stock on the NASDAQ National Market System, as reported by NASDAQ, of $9.188. All of the 1,984,000 shares of restricted stock purchased by Mr. Torto are fully vested.

(7) Represents the fair value of 372,000 shares of restricted stock purchased by Mr. deFaria in 1999 based on a determination by the Board of Directors, less the aggregate purchase price for such shares of common stock paid by Mr. deFaria. At the date of grant there was no public market for our common stock. The value of the restricted stock as of December 31, 1999 was $3,417,936 based on the last reported trade of the common stock on the NASDAQ National Market System, as reported by NASDAQ, of $9.188. All of the 372,000 shares of restricted stock purchased by Mr. deFaria are fully vested.

(8) Represents the fair value of 124,000 shares of restricted stock purchased by Mr. Michaels in 1998 based on a determination by the Board of Directors, less the aggregate purchase price for such shares of common stock paid by Mr. Michaels. At the date of grant there was no public market for our common stock. The value of the restricted stock as of December 31, 1999 was $1,139,312 based on the last reported trade of the common stock on the NASDAQ National Market System, as reported by NASDAQ, of $9.188. All of the 124,000 shares of restricted stock purchased by Mr. Michaels are fully vested.

(9) Represents the fair value of 124,000 shares of restricted stock purchased by Mr. Shires in 1998 based on a determination by the Board of Directors, less the aggregate purchase price for such shares of common stock paid by Mr. Shires. At the date of grant there was no public market for our common stock. The value of the restricted stock as of December 31, 1999 was $1,139,312 based on the last reported trade of the common stock on the NASDAQ National Market System, as reported by NASDAQ, of $9.188. All of the 124,000 shares of restricted stock purchased by Mr. Shires are fully vested.

(10) Includes the Company's cost of term life insurance.

     Stock Option Grants in Fiscal Year 1999. The following table sets forth information with respect to grants of stock options to each of the named executive officers during the year ended December 31, 1999.

                                  Options Grants in Fiscal Year 1999

                                        Individual Grants
                        ------------------------------------------------        Potential Realizable Value at
                                      Percent of                                   Assumed Annual Rates of
                                     Total Options                              Share Price Appreciation For
                        Options       Granted To   Exercise or                         Option Term (2)
                        Granted      Employees in  Base Price  Expiration       ----------------------------
     Name                 (#)       Fiscal Year(1)   ($/Sh)        Date            5%($)            10%($)
   -------              ------      -------------  -----------   -------         ---------        ----------
Christopher Torto            --            --            --           --                --                --
Osvaldo deFaria         186,000          5.65%        15.00      7/21/09         1,753,980         4,447,260
Christopher Michaels    341,000         10.33%        15.00      7/21/09         3,215,630         8,153,310
Dennis Stepaniak        496,000         15.03%        15.00      7/21/09         4,677,280        11,859,360
                         75,000          2.27%         9.50      8/12/09           448,500         1.135,500
David Shires            100,000          3.03%         9.50      8/12/09           597,000         1,514,000
Michael Williams             --            --            --           --                --                --

------------------

(1) A total of 3,297,980 options were granted to employees of the Company with respect to the fiscal year ended December 31, 1999.

(2) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect nontransferability, vesting or termination provisions. The actual gains, if any, on the exercises of stock options will depend on the future performance of the common stock.

     Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options exercised in 1999 and the value of options held at the end of 1999 by the named executive officers.

               Aggregated Option Exercises in Fiscal Year 1999 and
                       Fiscal Year-End 1999 Option Values

                                                                        Number of                Value of
                                                                        Securities             Unexercised in-
                                                                        Underlying               the-Money
                                                                       Unexercised               Options at
                                                                    Options at Fiscal         Fiscal Year-End
                             Shares                                    Year-End(#)             ($) Exercisable/
                           Acquired On              Value              Exercisable /           Unexercisable
    Name                   Exercise (#)           Realized ($)         Unexercisable                (1)
--------------------------------------------------------------------------------------------------------------
Christopher Torto                 0                     0                      0/0                  0/0
Osvaldo deFaria                   0                     0                0/186,000                  0/0
Christopher Michaels              0                     0                0/341,000                  0/0
Dennis Stepaniak                  0                     0                0/571,000                  0/0
David Shires                      0                     0                0/100,000                  0/0
Michael Williams            620,000             1,097,152(2)                   0/0                  0/0

----------
(1) Based on the last reported trade of the common stock on the NASDAQ National Market System, as reported by NASDAQ, of $9.188, on December 31, 1999.

(2) Based on the fair value of common stock on the date of exercise as determined by an independent appraiser as of December 31, 1998. At the time of the option exercise there was no public market for our common stock.

Employment and Noncompetition Agreements

     We have entered into the following agreements with our senior management:

     o In February 1998, we entered into (i) an employment agreement and (ii) an agreement regarding inventions, non-competition and confidentiality with Christopher Torto. The employment agreement, which was amended in April 1999, provides for:

          o    an annual base salary of $225,000;

          o    an annual bonus of 40% of base salary;

          o an employment term ending on April 30, 2002 with potential one-year renewals thereafter, subject to earlier termination by either party; and

          o the continuation of base salary and benefit payments for one year after termination of employment in the event we elect to terminate Mr. Torto without cause (as defined in the agreement) or Mr. Torto terminates employment as a result of a default by us under the agreement.

     Mr. Torto's non-competition agreement prohibits him from competing with us until the first anniversary of the date of his termination of employment with us.

     o In October 1998, we entered into (i) an employment agreement and (ii) an employee non-competition agreement with David Shires. The employment agreement provides for:

          o    an annual base salary of $90,000;

          o    an annual bonus of 20% of base salary;

          o an employment term ending on October 2, 2000, with potential one-year renewals thereafter, subject to earlier termination by either party;

          o the continuation of base salary and benefit payments for up to one year after termination of employment in the event we elect to terminate Mr. Shires without cause (as defined in the agreement) or if Mr. Shires terminates employment as a result of a default by us under his agreement.

     Mr. Shires' non-competition agreement prohibits him from competing with us until the first anniversary of the date of his termination of employment with us. In August of this year, Mr. Shires received an increase in his salary to $120,000 and an increase in his annual bonus to 30%.

     o In October 1998, we entered into (i) an employment agreement and (ii) an employee non-competition agreement with Christopher Michaels. In May 1999, we amended each of those agreements. The employment agreement provides for:

          o    an annual base salary of $190,000;

          o    an annual bonus of 40% of base salary;

          o an employment term ending on October 2, 2000, with potential one-year renewals thereafter, subject to earlier termination by either party; and

          o the continuation of base salary and benefit payments for one year after termination of employment in the event we elect to terminate Mr. Michaels without cause (as defined in the agreement) or if Mr. Michaels terminates employment as a result of a default by us under his agreement.

     Mr. Michaels' non-competition agreement prohibits him from competing with us until the first anniversary of the date of his termination of employment with us.

          o    In November 1998, we entered into (i) an employment agreement and
               (ii) an agreement regarding inventions, non-competition and confidentiality with Osvaldo deFaria, effective January 1999. The employment agreement provides for:

          o    an annual base salary of $200,000;

          o    an annual bonus of 40% of base salary;

          o an employment term ending on January 11, 2002, with potential one-year renewals thereafter, subject to earlier termination by either party; and

          o the continuation of base salary and benefit payments for one year after termination of employment in the event we elect to terminate Mr. deFaria without cause (as defined in the agreement) or Mr. deFaria terminates employment as a result of a default by us under the agreement.

     Mr. deFaria's non-competition agreement prohibits him from competing with us until the first anniversary of the date of his termination of employment with us.

Director Compensation

     Directors who are employees receive no additional compensation for their services as directors. Non-employee directors do not currently receive a fee for their service as directors, although the Board of Directors may in the future determine to pay such a fee. Non-employee directors are also eligible to participate in the 1998 Amended and Restated Stock Option and Incentive Plan at the discretion of the full Board of Directors. In connection with the IPO, Messrs. Friedly and Taylor received options to purchase 372,000 and 186,000 shares of common stock, respectively, exercisable at the initial public offering price, all of which options were fully vested and exercisable on the grant date. Mr. Fanch received options to purchase 75,000 shares of common stock upon his election to the Board of Directors, all of which options were fully vested and exercisable on the grant date.

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee is comprised of our entire Board of Directors, including Mr. Torto, our President and Chief Executive Officer. The Compensation Committee reviews and make recommendations to our Board of Directors regarding compensation of senior management and other key employees other than Mr. Torto. The members of the Compensation Committee other than Mr. Torto review and recommend all executive compensation arrangements with respect to Mr. Torto.

Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than ten percent beneficial owners are required by the regulations of the Securities and Exchange Commission to furnish copies of all Section 16(a) forms they file.

     Based solely on our review of copies of such forms furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were satisfied.


     Item 12. Security Ownership Of Certain Beneficial Owners and Management

     The following table shows the amount of common stock beneficially owned as of February 1, 2000 by:

     o    each director;

     o    the named executive officers;

     o    all directors and named executive officers of Voyager.net as a group;
          and

     o each person who is known by Voyager.net to own beneficially more than 5% of our outstanding common stock.

     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder. The address of Media/Communications Partners is 75 State Street, Suite 2500, Boston, MA 01209. The address of Messrs. Hayes and Gaffney is c/o Great Hill Partners, L.L.C., One Liberty Square, Boston, MA 02109. The address of all other stockholders, officers and directors is c/o Voyager.net, Inc., 4660 South Hagadorn Road, Suite 320, East Lansing, MI 48823.

                                                                                Shares Beneficially Owned
Name of Beneficial Owner                                                       Number (1)       Percent (2)
------------------------                                                       ----------       -----------
Directors and Executive Officers
Glenn Friedly (3)                                                               4,403,078          13.8%
Christopher Torto (4)                                                           1,984,000           6.3%
Robert Fanch (5)                                                                   80,000              *
Christopher Gaffney (6)                                                        14,187,499          44.8%
John Hayes (6)                                                                 14,187,499          44.8%
Gerald Taylor  (7)                                                                186,000              *
Osvaldo deFaria (8)                                                               465,000          1.47%
Christopher Michaels (9)                                                          294,500              *
Dennis Stepaniak (10)                                                             248,000              *
David Shires (11)                                                                 124,000              *
Michael Williams                                                                  620,000          1.96%

5%  Holders

Entities affiliated with Media/Communications Partners (12)                    14,187,499          44.8%

All directors and current executive officers as a group (12 persons)           22,627,077         71.49%


-------------------------

*    Less than 1%.

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth above as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth as beneficially owned include shares of common stock which such persons had the right to acquire within 60 days of February 1, 2000, pursuant to stock options.

(2) The number of shares of common stock used in calculating the percentage for each listed person includes the shares of common stock underlying the options held by such person that are exercisable within 60 days of February 1, 2000, but excludes shares of common stock underlying options held by any other person.

(3) Includes 310,000 shares held by Apache Holdings Limited Partnership, 2,853,078 shares of common stock held by Apache Holdings II Limited Partnership and 372,000 shares of common stock underlying currently vested options. The managing general partner of the partnerships is Apache Irrevocable Trust, of which Mr. Friedly serves as Trustee. Mr. Friedly and the Robert Taylor Friedly Trust are the limited partners of the partnership. Mr. Friedly disclaims beneficial ownership of the shares held by the partnerships except to the extent of his direct and indirect pecuniary interest therein.

(4) Does not include any shares of common stock held, directly or indirectly, by the Robert Taylor Friedly Trust, of which Mr. Torto serves as trustee. Mr. Torto disclaims beneficial ownership of all the shares held by the trust.

(5)  Includes 75,000 shares of common stock underlying currently vested options.

(6) Includes 13,761,243 shares of common stock beneficially owned by Media/Communications Partners II Limited Partnership and 426,256 shares of common stock beneficially owned by Media/Communications Investors Limited Partnership. Each of Mr. Hayes and Mr. Gaffney is a member of the general partner of each of these funds. Each of Mr. Hayes and Mr. Gaffney disclaims beneficial ownership of the shares of common stock held by the funds, except to the extent of his pecuniary interest in the shares held by Media/Communications Investors Limited Partnership.

(7) Represents 186,000 shares of common stock underlying currently vested options.

(8)  Includes 93,000 shares of common stock underlying currently vested options.

(9) Includes 170,500 shares of common stock underlying currently vested options.

(10) Represents 248,000 shares of common stock underlying currently vested options.

(11) Includes 25,000 shares of common stock underlying options which vest within 60 days of February 1, 2000.

(12) Represents shares of common stock owned by investment funds affiliated with Media/Communications Partners which are managed by Great Hill Partners, L.L.C., of which Mr. Hayes and Mr. Gaffney are managing partners, including 13,761,243 shares of common stock owned by Media/Communications Partners II Limited Partnership and 426,256 shares of common stock owned by Media/Communications Investors Limited Partnership.


             Item 13. Certain Relationships and Related Transactions

     In 1998, we entered into a consulting arrangement with Mr. Friedly, pursuant to which Mr. Friedly receives $75,000 per year.

     In 1998, we entered into a reseller agreement with Horizon Cablevision, Inc. relating to the reselling of Internet access services using cable modems on Horizon's cable television network. Mr. Friedly is the President and a principal of Horizon. This agreement has been terminated.

     In July 1998, we sold an aggregate 4,516,080 shares of common stock and an aggregate 15,000 shares of Series A Preferred Stock to Media/Communications Partners II Limited Partnership and Media/Communications Investors Limited Partnership for aggregate consideration of $1.5 million. In connection with this sale, we also issued demand promissory notes in the original principal amount of $2.8 million in the aggregate to these investors. The purchase price of the securities was determined by the parties in August 1997, and the transaction was accounted for on a cost basis.

     In September 1998, Voyager.net entered into a series of transactions, including:

o Entering into a stock exchange agreement with Voyager Information Networks, Inc. and all of its stockholders whereby we exchanged an aggregate 19,537,909 shares of common stock and an aggregate 42,424 shares of series A preferred stock for all of the outstanding capital stock of Voyager. In connection with the exchange, each optionholder exchanged his existing Voyager option for an option to purchase shares of Voyager.net common stock, or in the case of Mr. Torto, shares of restricted stock. We consummated the stock exchange solely to effect a reincorporation under the laws of the State of Delaware.

o Entering into a stock purchase agreement with Media/Communications Partners II Limited Partnership, Media/Communications Investors Limited Partnership, Glenn Friedly, Alan Baird and Michael Heinze whereby we sold an aggregate 446,400 shares of common stock and an aggregate 33,657 shares of series A preferred stock to the investors at an aggregate purchase price of $0.5 million in cash and cancellation of promissory notes in the principal amount of $2.8 million, plus accrued interest of $32,524. Under the stock purchase agreement, the investors received demand and "piggyback" registration rights, participation rights with respect to our future equity issuances and the right to nominate two individuals to our Board of Directors. Mr. Hayes and Mr. Gaffney, who are associated with Great Hill Partners, L.L.C., are members of our Board of Directors. The participation rights and the nomination rights of the investors terminated in accordance with their terms upon the closing of the IPO. We used part of the proceeds that we received from the IPO to redeem all 76,081 shares of our series A preferred stock held by the investors.

o Issuing an amended and restated promissory note in favor of Horizon Cable I Limited Partnership in the principal amount of approximately $2.1 million. Mr. Friedly is a principal and executive officer of Horizon Cable and Media/Communications Partners II Limited Partnership and Media/Communications Investors Limited Partnership are investors in Horizon Cable. We used part of the proceeds that we received from the IPO to repay the principal and interest under the note.

     In January 1999, we sold 372,000 shares of restricted common stock to Mr. deFaria, our Chief Operating Officer. In connection with this sale, Mr. deFaria issued a promissory note to us in the principal amount of $1.8 million with interest accruing thereon at 5% annually. The note matures and all principal and interest is due on January 11, 2003. The note is secured by a pledge of 372,000 shares of common stock and is a recourse obligation of Mr. deFaria in the amount of 25% of the outstanding principal and 100% of the accrued interest. As of February 1, 2000, no interest payments had become due and the outstanding principal amount of the loan was $1.8 million.

     In January 1999, we sold 868,000 shares of restricted common stock to Mr. Friedly, the Chairman of the Board of Directors and one of our principal stockholders. In connection with this sale, Mr. Friedly issued a promissory note to us in the principal amount of $4.2 million with interest accruing thereon at 5% annually. The note matures and all principal and interest is due on January 11, 2003. The note is secured by a pledge of 868,000 shares of common stock and is a recourse obligation of Mr. Friedly in the amount of 25% of the outstanding principal and 100% of the accrued interest. As of February 1, 2000, no interest payments had become due and the outstanding principal amount of the loan was $4.2 million.

     In March 1999, we entered into a software license agreement with Horizon Telecom International, L.L.C., whereby we granted Horizon Telecom International a non-exclusive license to use our customer care and billing software for $1.00. Messrs. Friedly and Torto, as well as investment funds managed by Great Hill Partners, L.L.C., of which Messrs. Hayes and Gaffney are managing partners, are investors in Horizon Telecom International. Mr. Friedly has agreed to serve as the vice chairman of Horizon Telecom International and Mr. Torto has agreed to serve as a director of Horizon Telecom International. The software license agreement has been terminated.

     In April 1999, we made a loan of $0.5 million to Mr. Torto, our President and Chief Executive Officer, which is payable April 2002 and accrues interest at 5% per year. The loan is unsecured and we have full recourse against Mr. Torto.

     In May 1999, we sold an aggregate 6,667 shares of series A preferred stock to Messrs. Friedly, Baird and Heinze pursuant to the exercise of an option to purchase shares of series A preferred stock in the stock purchase agreement, for an aggregate purchase price of approximately $0.7 million. We used part of the proceeds that we received from the IPO to redeem all 6,667 shares of series A preferred stock, plus accrued dividends thereon.

     In July 1999, we made a loan of $5.0 million to Mr. Torto, our President and Chief Executive Officer, which is payable July 2003 and accrues interest at 5% per year. The loan is secured by a pledge of 416,667 shares of common stock and is a recourse obligation of Mr. Torto in the amount of 25% of the outstanding principal of and 100% of the accrued interest on the loan.

                                     PART IV


     Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)(1)    Financial Statements

               The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

     (a)(2)    Financial Statement Schedules

               Schedule II-Valuation and Qualifying Account

               Except for the financial statement schedule listed above, all schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes to those statements.

     (a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

     2.1 Stock Exchange Agreement dated as of September 23, 1998, by and among the Company and the parties named therein. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     2.2 Stock Purchase Agreement dated as of September 23, 1998 by and among the Company and the investors identified therein. (Filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     *2.3 Agreement and Plan of Merger dated as of March 12, 2000 among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc.

     3.1 Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8,

               Registration Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

     3.2       Amended and Restated By-laws of the Registrant. (Filed as Exhibit
               4.2 to the Company's Registration Statement on Form S-8, Registration Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

     *10.1 Voting Agreement dated as of March 12, 2000 among CoreCom Limited and the Shareholders identified therein. (Filed as Exhibit 10.1 to the Company's report on Form 8-K, as Filed on March 17, 2000 and incorporated herein by reference.)

     10.2 Credit Agreement dated as of September 23, 1998 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank, as agent, and the lenders identified therein. (Filed as Exhibit
               10.1 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.3 First Amendment to Credit Agreement dated as of April 13, 1999 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank as Agent and the Lenders identified therein. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.4 Amended and Restated Credit Agreement dated as of July 26, 1999 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank, as agent, and the lenders identified therein. (Filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

     10.5 Amended and Restated Promissory Note made by the Registrant in favor of Horizon Cable I Limited Partnership. (Filed as Exhibit
               10.3 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.6 Asset Purchase Agreement dated as of July 31, 1998 by and among Voyager Information Networks, Inc., Freeway, Inc. (n/k/a Offline, Inc.) and the other parties identified therein. (Filed as Exhibit
               10.4 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.7 Asset Purchase Agreement dated as of September 23, 1998 by and among Voyager Information Networks, Inc., EXEC-PC, Inc. (n/k/a The Mahoney Group) and the other parties identified therein. (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.8 Asset Purchase Agreement dated as of October 2 1998, effective September 30, 1998, by and among Voyager Information Networks, Inc., NetLink Systems, L.L.C. and the other parties identified therein. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.9 Reseller Agreement dated as of April 13, 1999 by and among Voyager Information Networks, Inc .and Millennium Digital Media Systems, L.L.C. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.10 Employment Agreement dated as of February 20, 1998 between Voyager Information Networks, Inc. and Christopher Torto, as amended. (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.11 Employment Agreement dated as of January 15, 1998 between Voyager Information Networks, Inc. and Michael Williams. (Filed as
               Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.12 Employment Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and Christopher Michaels, as amended. (Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.13 Employment Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and David Shires, as amended. (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.14 Employment Agreement effective as of January 11, 1999 between Voyager Information Networks, Inc. and Osvaldo deFaria. (Filed as
               Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.15 Employment Agreement dated as of March 18, 1999 between Voyager Information Networks, Inc. and Dennis Stepaniak. (Filed as
               Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.16 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of February 20, 1998 between Voyager Information Networks, Inc. and

               Christopher Torto. (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.1 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of October 15, 1997 between Voyager Information Networks, Inc. and Michael Williams. (Filed as
               Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.18 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of November 11, 1998 between Voyager Information Networks, Inc. and Osvaldo deFaria. (Filed as Exhibit
               10.16 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.19 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of March 18, 1999 between Voyager Information Networks, Inc. and Dennis Stepaniak. (Filed as
               Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.20 Employee Non-Competition Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and Christopher Michaels. (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.21 Employee Non-Competition Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and David Shires. (Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.22 Employment Agreement dated as of September 15, 1999 between Voyager Information Networks, Inc. and Anthony Paalz.. (Filed as
               Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

     10.23 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of September 15, 1999 between Voyager Information Networks, Inc. and Anthony Paalz. (Filed as Exhibit
               10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

     10.24 Amended and Restated 1998 Stock Option and Incentive Plan. (Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration

               Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

     10.25 Form of Incentive Stock Option and Restriction Agreement. (Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.26     Form of Stock Purchase and Restriction Agreement. (Filed as
               Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.27 Promissory Note made by Osvaldo deFaria in favor of the Company. (Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.28 Promissory Note made by Glenn Friedly in favor of the Company. (Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.29 Promissory Note made by Christopher Torto, dated April 13, 1999, in favor of the Company. (Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.30     Form of Director Indemnification Agreement. (Filed as Exhibit
               10.26 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.31 Planet Direct Internet Service Provider Agreement dated as of March 17, 1997 by and among Planet Direct Corporation and Voyager Information Networks, Inc. (Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.32 Stock Purchase Agreement dated as of May 7, 1999 by and among Voyager Information Networks, Inc, GDR Enterprises, Inc. and the other parties identified therein. (Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

     10.33 Promissory Note made by Christopher Torto, dated July 1999, in favor of the Company. (Filed as Exhibit 10.31 to the Company's Registration Statement on

               Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

   **23.2      Consent of PricewaterhouseCoopers LLP.

   **23.3      Report of Independent Accountants on Financial Statement
               Schedule.

   **27.1      Financial Data Schedule.

      * The exhibits and schedules thereto have been omitted but copies thereof will be furnished supplementally to the Commission upon request.

     **        Filed herewith.

     (b)       Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the twelve months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VOYAGER.NET, INC.


                                      By: /s/ Christopher P. Torto
                                          ______________________________________
                                          Christopher Torto
                                          President and Chief Executive Officer


                                      Date: March 28, 2000
                                            ____________________________________


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                      Title                            Date
     ---------                                      -----                            ----

/s/Christopher P. Torto                 President and Director                  March 28, 2000
--------------------------              (Principal Executive Officer)
Christopher P. Torto

/s/ James Militello                     Vice President of                       March 28, 2000
--------------------------              Finance and Assistant
James Militello                         Treasurer

/s/ Glenn R. Friedly                    (Principal Financial Officer)           March 28, 2000
--------------------------              Director
Glenn R. Friedly

/s/ John G. Hayes                       Director                                March 28, 2000
--------------------------
John G. Hayes

/s/ Christopher S. Gaffney              Director                                March 28, 2000
--------------------------
Christopher S. Gaffney

/s/ Gerald H. Taylor                    Director                                March 28, 2000
--------------------------
Gerald H. Taylor

/s/ Robert C. Fanch                     Director                                March 28, 2000
--------------------------
Robert C. Fanch

Financial Statements                                                    Page(s)

Report of Independent Accountants                                        F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Equity (Deficit)                F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                        F-7 - F-18

                        Report of Independent Accountants


To the Board of Directors and the Stockholders of Voyager.net, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows, present fairly, in all material respects, the financial position of Voyager.net, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers


Grand Rapids, Michigan
February 10, 2000, except for Note 18,
for which the date is March 12, 2000

Voyager.net, Inc.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                 -----------------------------------
                                                                                          1998                  1999
                                     Assets
Currents assets:
    Cash and cash equivalents                                                    $   2,350,292         $  18,062,396
    Accounts receivable, less allowance for doubtful accounts of
       $99,000 and $500,000 in 1998 and 1999                                           950,381             4,994,026
    Prepaid and other assets                                                           154,059             1,460,356
                                                                                 -------------         -------------
       Total current assets                                                          3,454,732            24,516,778

    Property and equipment, net                                                      9,523,372            21,298,456
    Intangible assets, net                                                          28,741,650            66,638,733
                                                                                 -------------         -------------
       Total assets                                                              $  41,724,754         $ 112,453,967
                                                                                 =============         =============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of obligations under capital leases                          $     303,562         $   2,049,878
    Notes payable, related party                                                     2,252,713                  --
    Accounts payable                                                                   659,351               520,326
    Other liabilities                                                                  855,727             3,696,845
    Deferred revenue                                                                 5,625,627            11,244,633
                                                                                 -------------         -------------
         Total current liabilities                                                   9,696,980            17,511,682

    Commitments and contingencies                                                         --                    --
    Obligations under capital leases                                                    75,613             2,192,594
    Long-term debt                                                                  30,000,000            19,650,000

    Stockholders' equity:
       Preferred stock, 8% cumulative, non-voting, $.01 par value,
          $100 redemption value: 100,000 shares authorized, issued and outstanding in 1998 (includes 6,667 shares in 1998 subject to
          purchase), authorized 5,000,000 shares in 1999, none outstanding           8,274,819                  --
       Common stock, $.0001 par value, authorized 25,000,000 shares in 1998 and 50,000,000 shares in 1999; issued and outstanding, 22,216,308
          in 1998 and 31,650,108 in 1999                                                 1,792                 2,712
    Additional paid-in capital                                                       3,214,748           112,129,038
    Receivable and interest for preferred and common stock                            (666,700)           (6,291,935)
    Notes and interest receivable, stockholder                                            --              (5,630,418)
    Deferred compensation                                                            1,008,420               111,420
    Accumulated deficit                                                            (10,556,918)          (27,221,126)
                                                                                 -------------         -------------

            Total stockholders' equity                                               1,276,161            73,099,691
                                                                                 -------------         -------------

           Total liabilities and stockholders' equity                            $  41,724,754         $ 112,453,967
                                                                                 =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

Voyager.net, Inc.

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                               Years ended December 31,
                                                               ------------------------------------------------------
                                                                       1999                 1998                 1999
Revenue:
    Internet access service                                    $  3,440,212         $ 10,588,963         $ 47,423,462
    Other                                                            14,063              133,199            1,074,173
                                                               ------------         ------------         ------------

        Total revenue                                             3,454,275           10,722,162           48,497,635
                                                               ------------         ------------         ------------

    Operating expenses:
      Internet access service                                     1,318,163            3,607,665           15,933,377
      Sales and marketing                                         1,038,459            1,987,113            6,401,810
      General and administrative                                  1,461,720            3,405,870           14,150,924
      Depreciation and amortization                                 394,385            3,862,041           23,836,385
      Compensation charge for issuance of common
         stock and stock options                                       --              4,218,407            2,563,311
                                                               ------------         ------------         ------------
          Total operating expenses                                4,212,727           17,081,096           62,885,807
                                                               ------------         ------------         ------------
    Loss from operations before other income (expenses)            (758,452)          (6,358,934)         (14,388,172)



    Other income (expense):
      Interest income                                                11,312               30,987              905,080
      Interest expense                                              (72,932)            (942,766)          (2,645,857)
                                                               ------------         ------------         ------------

           Total other expense                                      (61,620)            (911,779)          (1,740,777)
                                                               ------------         ------------         ------------

    Net loss                                                       (820,072)          (7,270,713)         (16,128,949)
    Preferred stock dividends                                       (73,456)            (348,494)            (367,265)
                                                               ------------         ------------         ------------

           Net loss applicabe to common stockholders           $   (893,528)        $ (7,619,207)        $(16,496,214)
                                                               ============         ============         ============
    Per Share Data:
    Basic and diluted net loss per share
      applicable to common stockholders                        $       (.10)        $       (.43)        $       (.61)
                                                               ============         ============         ============
    Weighted average common shares outstanding:
    Basic and diluted                                             8,878,498           17,655,484           27,238,084
                                                               ============         ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

Voyager.net, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------


                                                      Preferred Stock                      Common Stock                 Additional
                                              -------------------------------     -------------------------------        Paid-in
                                                  Shares            Amount            Shares            Amount           Capital
                                              -------------     -------------     -------------     -------------     -------------
Balance at January 1, 1997                           20,000     $   2,000,000         5,351,840     $         432     $      44,374

Redemption of common stock                               --                --        (2,341,120)             (189)          (44,374)
Issuance of common stock                                 --                --        11,862,235               957             3,292
Issuance of preferred stock                           5,000           500,000                --                --                --
Net loss                                                 --                --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------
Balance at December 31, 1997                         25,000         2,500,000        14,872,955             1,200             3,292

Conversion of notes payable
     to preferred stock and
     issuance of preferred and
     common stock                                    40,324         4,032,419           446,400                36               144
Issuance of preferred and
     common stock                                    15,000         1,500,000         4,664,953               376             1,505
Conversion of preferred
     dividends to preferred stock                     2,424           242,400                --                --                --
Issuance of common stock
     and options                                         --                --         2,232,000               180         3,209,807
Deferred compensation                                    --                --                --                --                --
Net loss                                                 --                --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------
Balance at December 31, 1998                         82,748         8,274,819        22,216,308             1,792         3,214,748

Issuance of common stock                                 --                --         1,240,000               100         7,354,900
Issuance of notes to stockholders                        --                --                --                --                --
Proceeds from initial public
     offering                                            --                --         7,425,000               743        99,454,156
Proceeds from preferred stock                            --                --                --                --                --
Redemption of preferred stock                       (82,748)       (8,274,819)               --                --                --
Payment of preferred stock
     dividends                                           --                --                --                --                --
Exercise of stock options and
     vesting of restricted stock                         --                --           768,800                77         2,105,234
Deferred compensation                                    --                --                --                --                --
Net loss                                                 --                --                --                --                --
                                              -------------     -------------     -------------     -------------     -------------
Balance at December 31, 1999                             --     $          --        31,650,108     $       2,712     $ 112,129,038
                                              =============     =============     =============     =============     =============


Voyager.net, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                 Receivable
                                                    For
                                                 Preferred                                                                Total
                                                    and           Notes and                                            Stockholders'
                                                   Common          Interest          Deferred        Accumulated          Equity
                                                   Stock          Receivable       Compensation        Deficit           (Deficit)
                                               ------------      ------------      ------------      ------------      ------------
Balance at January 1, 1997                      $        --       $        --      $         --      $ (2,193,296)     $   (148,490)

Redemption of common stock                               --                --                --           (30,437)          (75,000)
Issuance of common stock                                 --                --                --                --             4,249
Issuance of preferred stock                              --                --                --                --           500,000
Net loss                                                 --                --                --          (820,072)         (820,072)
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1997                             --                --                --        (3,043,805)         (539,313)

Conversion of notes payable
     to preferred stock and
     issuance of preferred and
     common stock                                  (666,700)               --                --                --         3,365,899
Issuance of preferred and
     common stock                                        --                --                --                --         1,501,881
Conversion of preferred
     dividends to preferred stock                        --                --                --          (242,400)               --
Issuance of common stock and
     options                                             --                --                --                --         3,209,987
Deferred compensation                                    --                --         1,008,420                --         1,008,420
Net loss                                                 --                --                --        (7,270,713)       (7,270,713)
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1998                       (666,700)               --         1,008,420       (10,556,918)        1,276,161

Issuance of common stock                         (6,291,935)               --                --                --         1,063,065
Issuance of loans to stockholders                        --        (5,630,418)               --                --        (5,630,418)
Proceeds from initial public
     offering                                            --                --                --                --        99,454,899
Proceeds from preferred stock                       666,700                --                --                --           666,700
Redemption of preferred stock                            --                --                --                --        (8,274,819)
Payment of preferred stock
     dividends                                           --                --                --          (535,259)         (535,259)
Exercise of stock options and
     vesting of restricted stock                         --                --        (1,090,000)               --         1,015,311
Deferred compensation                                    --                --           193,000                --           193,000
Net loss                                                 --                --                --       (16,128,949)      (16,128,949)
                                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1999                   $ (6,291,935)     $ (5,630,418)     $    111,420      $(27,221,126)     $ 73,099,691
                                               ============      ============      ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

Voyager.net, Inc.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                               Years ended December 31,
                                                              -------------------------------------------------------
                                                                       1997                 1998                 1999

Cash flows from operating activities:
  Net loss                                                   $     (820,072)       $  (7,270,713)       $ (16,128,949)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                   394,385            3,862,041           23,836,385
    Interest on stockholder notes and receivable                         --                   --             (422,353)
    (Gain) loss on sale of equipment                                 (7,071)               5,952                   --
    Compensation charge for issuance of common stock
      and stock options                                                  --            4,218,407            2,563,311
    Changes in assets and liabilities excluding effects of
        business combinations:
      Accounts receivable                                           (28,199)            (513,909)          (3,292,112)
      Prepaids and other assets                                     (24,251)            (104,990)          (1,939,885)
      Accounts payable                                             (237,551)             512,591             (329,443)
      Accrued expenses                                              137,486              831,577            2,708,626
      Deferred revenue                                              187,203            1,160,698             (468,851)
                                                              -------------        -------------        -------------

      Net cash provided by (used in) operating activities          (398,070)           2,701,654            6,526,729

Cash flows used in investing activities:
   Business acquisition costs, net of cash acquired                      --          (32,850,289)         (55,630,048)
   Purchase of property and equipment                              (661,312)          (1,514,323)          (5,032,682)
   Proceeds from the sale of equipment                               87,282               28,248                   --
                                                              -------------        -------------        -------------

      Net cash used in investing activities                        (574,030)         (34,336,364)         (60,662,730)

Cash flows provided by financing activities:
  Payments on capital leases                                        (54,216)             (54,565)          (2,122,110)
  Proceeds from notes payable                                            --            2,800,000                   --
  Proceeds from common stock                                          4,249                2,061                  311
  Proceeds from preferred stock                                     500,000            2,065,719              666,700
  Redemption of common stock                                        (75,000)                  --                   --
  Advances from related party                                     1,127,777                4,047                   --
  Payments to related party                                         (15,000)             (25,521)                  --
  Issuance of loan to stockholder                                        --                   --           (5,500,000)
  Payment of bank financing fees                                         --           (1,325,530)          (1,474,770)
  Proceeds from issuance of debt                                         --           30,000,000           49,850,000
  Payment of preferred stock dividends                                   --                   --             (535,259)
  Payment of debt                                                        --                   --          (60,200,000)
  Proceeds from initial public offering                                  --                   --          101,925,743
  Payment of initial public offering expenses                            --                   --           (2,470,844)
  Redemption of preferred stock                                          --                   --           (8,274,819)
  Payment of note payable                                                --                   --           (2,016,847)
                                                              -------------        -------------        -------------

      Net cash provided by financing activities                   1,487,810           33,466,211           69,848,105
                                                              -------------        -------------        -------------

Net increase in cash                                                515,710            1,831,501           15,712,104

Cash and cash equivalents at beginning of year                        3,081              518,791            2,350,292
                                                              -------------        -------------        -------------

Cash and cash equivalents at end of year                      $     518,791        $   2,350,292        $  18,062,396
                                                              =============        =============        =============


The accompanying notes are an integral part of the consolidated financial statements.

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Organization and basis of presentation

     Voyager.net, Inc. (the "Company ") owns 100% of Voyager Information Networks, Inc., which was incorporated in the State of Michigan in 1994. Voyager.net was incorporated in 1998 in the State of Delaware under the name Voyager Holdings, Inc. The Company's name was changed to Voyager.net, Inc. on April 29, 1999. The Company provides full service access to the Internet for corporate and residential users in Michigan, Illinois, Indiana, Minnesota, Ohio and Wisconsin.

     Revenue recognition

     The Company recognizes revenue for dial-up Internet access services, dedicated Internet access services and value-added Web services when the services are provided. Dial-up and dedicated Internet access service plans range from one month to one year. Value-added Web services are sold on a monthly basis. Advance collections relating to future access services are recorded as deferred revenue and recognized as revenue when earned.

     Cash equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

     Property and equipment

     Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Equipment acquired under capital leases is depreciated over the related lease terms or the estimated productive useful lives, depending on the criteria met in determining the qualification as a capital lease. Costs of repair and maintenance are charged to expense as incurred.

     Intangible assets

     Intangible assets consist primarily of the cost of the acquired customer base. The acquired customer base is amortized using the straight-line method over 3 years based on the estimated customer churn rate. Bank financing fees, included in intangible assets, are being amortized on a straight-line basis over the term of the related debt. Other intangible assets are amortized over a 10 year period. Impairments, if any, are measured based upon discounted cash flow analyses and are recognized in operating results in the period in which the impairment in value is determined.

     Advertising costs

     Advertising costs are expensed as incurred. Advertising expense of approximately $372,000, $185,000 and $1,174,000 was charged to operations in 1997, 1998 and 1999, respectively.

     Financial instruments

     The Company's financial instruments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 107 Disclosures About Fair Value of Financial Instruments, consist of cash, notes payable and long-term debt. The Company's estimate of the fair value of these financial instruments approximates their carrying amounts at December 31, 1998 and 1999.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes

     A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial and tax accounting.

2.   Business Combinations

     In 1998 and 1999, the Company acquired certain assets used in connection with the Internet access service business as follows:


Acquisition                                                        Purchase
Date                 Acquired Assets                                Price
1998:
July 1               CDL Corp.                                   $    69,000
July 1               Internet-Michigan, Inc.                         215,000
July 31              Freeway, Inc.                                 3,991,000
September 23         EXEC-PC, Inc.                                24,815,000
October 2            Netimation, Inc.                                318,000
October 2            NetLink Systems, L.L.C.                       3,428,000
November 20          Add, Inc.                                        14,000
                                                                 -----------
                                                                 $32,850,000
                                                                 ===========

1999:
January 15           Hoosier On-Line Systems, Inc.               $ 2,347,000
February 24          Infinite Systems, Ltd.                        3,100,000
March 10             Exchange Network Services, Inc.               3,531,000
April 23             StarNet, Inc.                                 2,013,000
May 7                GDR Enterprises, Inc.                         9,125,000
June 4               Edgeware, Inc. d/b/a PCLink.com               1,922,000
June 17              Core Digital Communications, Inc.             1,320,000
June 25              American Information Services, Inc.           1,206,000
September 2          Data Management Consultants, Inc.             2,073,000
September 8          Net Direct                                    4,519,000
September 14         Raex                                          4,370,000
September 21         Internet Connection Services, LLC               708,000
September 22         MichWeb, Inc.                                   521,000
October 4            ComNet, LLC                                   8,886,000
October 7            TDI Internet Services, Inc.                   1,831,000
October 7            Choice Dot Net, LLC                           1,765,000
November 9           Internet Illinois                             1,811,000
December 10          Wholesale ISP                                 4,693,000
                                                                 -----------
                                                                 $55,741,000
                                                                 ===========

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.   Business Combinations (continued)

     The aforementioned acquisitions were accounted for using the purchase method of accounting. The operations of the entities are included in the income statement of Voyager.net from the acquisition date forward. For each acquisition, the excess of cost of the acquired assets less liabilities assumed resulted in a substantial portion of the purchase price being allocated to the acquired customer base (see Note 4).

     The unaudited pro forma combined historical results for the year of acquisition and the preceding year, as if the entities listed above had been acquired at the beginning of the year ended December 31, 1997, 1998 or 1999, respectively, are included in the table below. The pro forma combined historical results for CDL Corp., Internet-Michigan, Inc., Netimation, Inc., Add, Inc., StarNet, Inc., American Information Services, Inc. and Internet Connection Services, LLC were not deemed to be material and are not included for the year ended December 31, 1997, 1998 and 1999.

                                                 Year Ended December 31,
                                           -------------------------------------
                                             1997          1998          1999
Revenue                                    $ 14,120      $ 43,296      $ 62,858
Net Loss                                    (12,590)      (37,656)      (24,918)
Basic and diluted net loss per share          (1.43)        (2.13)        (0.91)

     The pro forma results above include amortization of intangibles and interest expense on debt assumed issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

3.   Property and Equipment

     Cost of property and equipment and depreciable lives are summarized as follows:

                                                                      Depreciable
                                              1998            1999    Life-Years
Computer equipment                       $  8,461,789    $ 18,649,572    5
Office equipment                              230,009       1,293,331    7
Furniture and fixtures                         96,559         776,886    5-7
Software                                      389,863         862,403    3-5
Equipment acquired under capital lease      1,178,525       5,365,475    5
Vehicles                                       32,807          32,807    5
Building improvements                         860,526       1,386,534    7-10
                                         ------------    ------------
                                           11,250,078      28,367,008
     Less accumulated depreciation         (1,721,706)     (7,068,552)
                                         ------------    ------------
     Property and equipment, net         $  9,528,372    $ 21,298,456
                                         ============    ============

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Depreciation expense of approximately $393,000, $842,000 and $4,992,000 was charged to operations in 1997, 1998 and 1999, respectively.


4.   Intangible Assets

     Intangible assets consist of the following:

                                                  1998                1999
Acquired customer base                         $ 30,127,837        $ 85,311,158
Bank financing fees                               1,348,182           2,625,563
Other                                               237,658             299,864
                                               ------------        ------------
                                                 31,713,677          88,236,585

Less accumulated amortization                    (2,972,027)        (21,597,852)
                                               ------------        ------------
Intangible assets, net                         $ 28,741,650        $ 66,638,733
                                               ============        ============

5.   Capital Leases

     The Company leases computer equipment under capital leases expiring in various years through the year 2002. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The net book value of these assets as of December 31, 1998 and 1999 was $982,222 and $4,319,370, respectively.
     Depreciation of assets under capital leases is included in depreciation expense.

     Future minimum lease payments under capital leases as of December 31, 1999 are as follows:

2000                                                                $ 2,355,280
2001                                                                  2,015,212
2002                                                                    341,263
                                                                    -----------
Total minimum lease payments                                          4,711,755
Less amount representing interest                                      (469,283)
                                                                    -----------
Present value of net minimum lease payments                         $ 4,242,472

Less current portion                                                 (2,049,878)
                                                                    -----------
Long-term portion of obligations under capital leases               $ 2,192,594
                                                                    ===========

6.   Related Party Transactions

     The notes payable, related party, represent principal and interest payable on demand to Horizon Cable I Limited Partnership, an entity under common management. Interest on the notes was at rates of 10.5 percent in 1997, 8.0 and 8.5 percent in 1998 and in 1999. Concurrent

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     with the Company's initial public offering, these notes, including accumulated interest, were paid in the amount of $2,336,174.

     On July 31, 1998, the Company issued to a majority stockholder $2,800,000 in notes payable at interest of 8 percent per annum. These notes, along with $32,526 of accrued interest and cash in the amount of $533,333, were converted into 33,657 shares of preferred stock for $100 per share and 446,400 shares of common stock for $1,881.

7.   Other Liabilities

     Other liabilities consist of the following:

                                                        1998             1999
Accrued payroll and related expenses                 $  272,654       $  983,197
Accrued expenses                                        465,732        2,697,350
Other                                                   117,341           16,298
                                                     ----------       ----------
                                                     $  855,727       $3,696,845
                                                     ==========       ==========

8.   Debt

     In July 1999, the Company re-negotiated its revolving available credit facility with its bank group concurrent with its initial public offering (see Note 11) for a $60 million line of credit, with the option to extend to $70 million on similar terms and conditions. The credit facility matures on September 30, 2005. At December 31, 1999, $19,650,000 was outstanding under the credit facility. Interest is payable quarterly through maturity. The revolving credit facility agreement allows the Company to elect an interest rate as of any borrowing date based on either the (1) prime rate, or (2) LIBOR, plus a margin ranging from 1.0% to 2.75% depending on the ratio of funded debt to EBITDA. The elected rate as of December 31, 1999 is approximately 9.0% with an effective weighted average rate of approximately 8.6% and 8.4% at December 31, 1998 and 1999, respectively. Commitment fees on the unused credit facility are 0.5%. Automatic and permanent reductions of the maximum commitments begin April 2001 and continue until maturity. Based on the balance as of December 31, 1999, the scheduled permanent reductions of long-term debt are as follows:

     Year
     2000                                                            $        --
     2001                                                                982,500
     2002                                                              2,456,250
     2003                                                              4,421,250
     2004                                                              6,263,438
     Thereafter                                                        5,526,562
                                                                     -----------
                                                                     $19,650,000
                                                                     ===========

     The revolving credit facility is collateralized by all of the Company's tangible and intangible personal property and fixtures as well as substantially all of the issued and outstanding equity securities of the Company.

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     The revolving credit facility is subject to an agreement that contains, among other provisions, certain financial covenants. These financial covenants include maintenance of a minimum fixed charges ratio, a total interest coverage ratio, and a leverage ratio.

9.   Income Taxes

     The Company's effective tax rate varies from the statutory rate as follows:

                                         1997          1998          1999
     Statutory rate                       35.0%         35.0%         35.0%
     Effect of graduated tax rate         (1.0)         (1.0)         (1.0)
     Change in valuation allowance       (34.0)        (34.0)        (34.0)
                                        ------        ------        ------
                                           0.0%          0.0%          0.0%
                                        ======        ======        ======

     Based on the Company's current financial status, realization of the Company's deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109 and accordingly a valuation allowance for the entire deferred tax asset amount has been recorded. The components of the net deferred tax asset (liability) and the related valuation allowance are as follows:

                                         1997                     1998                     1999

     Net operating loss carryforward  $ 1,055,000              $ 2,750,000              $ 1,700,000
     Intangible assets                         --                  755,000                5,900,000
     Fixed assets                          18,000                   13,000                 (800,000)
                                      -----------              -----------              -----------

     Deferred tax assets                1,073,000                3,518,000                6,800,000

     Valuation allowance               (1,073,000)              (3,518,000)              (6,800,000)
                                      -----------              -----------              -----------

     Net deferred tax assets          $        --              $        --              $        --
                                      ===========              ===========              ===========


     Net operating loss ("NOL") carryforwards expire in years 2013 through 2018. NOLs totaled $3,102,000, $5,500,000 and $5,000,000 at December 31, 1997,
     1998 and 1999, respectively.

10.  Retirement Savings Plan

     In 1997, the Company established a retirement savings 401(k) plan for all employees. The Company can make discretionary matching contributions to the plan. Contributions to the plan totaled approximately $7,300, $15,000 and $53,000 in 1997, 1998 and 1999, respectively.

11.  Equity Transactions

     On July 21, 1999, the Company completed its initial public offering in which it sold 7,425,000 shares of common stock at $15.00 per share resulting in net proceeds of $99,454,899. In addition, a total of 1,575,000 shares were offered for sale by the stockholders. Upon the closing of the offering, $60,622,173 of senior bank debt and accrued interest and fees were repaid, $8,810,078 of preferred stock and cumulative dividends were redeemed, and $2,336,174 of subordinated notes and accrued

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     interest were repaid. The remainder of the proceeds were used for general corporate purposes, including acquisitions and capital expenditures.

     On January 11, 1999, the Company issued to a member of management and the Chairman of the Board, an aggregate 1,240,000 shares of common stock at $4.84 per share in exchange for promissory notes receivable in the aggregate amount of $6,000,000 which are due January 11, 2003 and have an interest rate of 5% per annum compounded annually. The notes are collateralized by a pledge of the related shares of common stock and are a recourse obligation to these individuals in the amount of 25% of the outstanding principal and 100% of the accrued interest.

     In April 1999, the Company loaned a member of senior management $500,000. It is payable in three years and accrues interest at 5% per year. The loan is uncollateralized and the Company has full recourse against the borrower. Additionally, in July 1999, the Company loaned $5 million to the same individual. It is due in 2003 and accrues interest at 5% per year. The loan is collateralized by a pledge of 416,667 shares of common stock and is a recourse obligation of the borrower in the amount of 25% of the outstanding principal and 100% of the accrued interest on the loan.

     In May 1999, the Company sold an aggregate 6,667 shares of series A preferred stock to certain shareholders pursuant to the exercise of an option to purchase shares of series A preferred stock in the stock purchase agreement, for an aggregate purchase price of $666,700.

     On September 23, 1998, the Company issued 33,657 shares of preferred stock at $100 per share and 446,400 shares of common stock in exchange for $2,800,000 notes payable to its majority stockholders along with $32,566 in accrued interest and $533,513 in cash. Also on September 23, 1998, the Company converted accumulated preferred stock dividends in the amount of $242,400 through September 23, 1998 into 2,424 shares of preferred stock at $100 per share.

     On June 24, 1999, July 6, 1998 and August 22, 1997, the Board of Directors declared a stock split of 1.24 for 1, a 20 for 1 and a 100 for 1, respectively. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been restated to reflect the effect of these stock splits for all periods presented.

12.  Stock-Based Compensation Plan

     In 1998, a Stock Option and Incentive Plan (the "Plan") was established. The Plan provides for the ability to issue Stock Options (either Incentive Stock Options or Non-Qualified Stock Options), Stock Appreciation Rights, Restricted Stock Awards, Deferred Stock Awards, Unrestricted Stock Awards, Performance Share Awards and Dividend Equivalent Rights. As of December 31, 1999, there were 4,816,160 options to purchase common stock authorized with 1,626,658 options available for issuance.

     The Plan provides for the granting of options to officers, employees, consultants, members of the Board of Directors and other key persons for purchase of the Company's common shares. The Plan is administered by the Board of Directors. No option can be for a term of more than ten years from the grant date. The option price and the vesting provisions are determined by the Board of Directors at the time of the grant.

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.  Stock-Based Compensation Plan (continued)

     Stock option activity under the Plan during the year ended December 31, 1998 and 1999 (there were no stock options granted during 1997) are as follows:

                                                                        Weighted
                                                         Number         Average
                                                          of            Exercise
                                                        Options          Price
Outstanding at January 1, 1998                                --              --

Granted                                                  768,800        $  .0004
Exercised, forfeited and expired                              --              --
                                                       ---------        --------
Outstanding at December 31, 1998                         768,800           .0004

Granted                                                3,297,980          13.431
Exercised                                                768,800           .0004
Forfeited                                                     --              --
Expired                                                  101,894         14.6609
                                                       ---------        --------
Outstanding at December 31, 1999                       3,196,086        $13.3992
                                                       =========        ========
Exercisable at December 31, 1999                         558,000        $  15.00
                                                       =========        ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock and stock options issued to employees. During 1998, the Company granted 768,800 options to purchase common stock to certain members of management of which 582,800 options were fully vested and the remaining 186,000 options became fully vested in January 1999. During 1999, the Company granted 3,297,980 options to purchase common stock; 3,130,580 were granted at market prices and 167,400 were granted at $4.84 per share which was less than market price. The weighted-average remaining contractual life of the options outstanding at December 31, 1999 is in approximately 10 years. During 1998, the Company issued 2,232,000 shares of restricted common stock to certain members of management for a nominal amount; 496,000 of which were subject to certain vesting provisions at December 31, 1998 through October 2002. During 1999, the Company issued an aggregate of 1,240,000 shares of restricted common stock at $4.84 per share to a member of management and the Chairman of the Board. Certain of these shares were subject to vesting through 2003. Prior to the Company's initial public offering, all shares of the unvested restricted common stock were accelerated and became 100% fully vested. The weighted average fair value at issuance for the restricted common stock and options were $1.77 and $6.16 per share at December 31, 1998 and 1999, respectively. Accordingly, the Company recorded compensation expense of $4,218,407 and $2,563,311 for the years ended December 31, 1998 and 1999, respectively.


     Under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under SFAS 123, the Company's net loss and loss per share for the years ended

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     December 31, 1998 and 1999 would have been adjusted to the pro forma amounts indicated in the following table:

                                                       1998           1999

     Net loss applicable to common stockholders:
          As reported                              $(7,619,207)  $(16,496,215)
          Pro forma                                $(8,737,394)  $(26,346,231)

     Loss per share:
          As reported:
               Basic and diluted                   $      (.43)  $       (.61)
          Pro forma:
               Basic and diluted                   $      (.49)  $       (.97)


     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        1998          1999
     Risk free rate                                      5.7%          4.6%
     Expected dividends                                   --            --
     Expected life                                      5 years      4 years
     Volatility assumption                                76%           75%


13.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       Years Ended December 31
                                         -----------------------------------------------
                                              1997             1998             1999
Net loss                                 $    (820,072)   $  (7,270,713)   $ (16,128,949)
Less preferred stock dividends                 (73,456)        (348,494)        (367,265)
                                         -------------    -------------    -------------
Net loss applicable to
     common stockholders                 $    (893,528)   $  (7,619,207)   $ (16,496,214)
                                         -------------    -------------    -------------
Basic and diluted weighted average
     common shares outstanding               8,878,498       17,655,484       27,238,084
                                         =============    =============    =============

Basic and diluted net loss per share
     applicable to common stockholders   $        (.10)   $        (.43)   $        (.61)
                                         =============    =============    =============

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


13.  Earnings Per Share (continued)

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents would be anti-dilutive and have been excluded from the per share calculations for 1999. The impact of dilutive shares was not significant for 1997 and 1998.

14.  Supplemental Disclosure of Cash Flow Information

     The following is the supplemental cash flow information for all periods presented:

                                                                           Years Ended December 31
                                                               -------------------------------------------
                                                                   1997           1998            1999
Cash paid during the year for interest                         $      7,604   $    632,027    $  2,718,404

Noncash financing and investing activities:
     In connection with the acquisitions described in Note 2,
          liabilities were assumed as follows:
       Fair value of assets acquired                                     --     37,890,628      60,721,084
       Business acquisition costs, net of cash acquired                  --    (32,850,289)    (55,630,048)
                                                               ------------   ------------    ------------
Liabilities assumed                                                      --   $  5,040,339    $ (5,091,036)
                                                               ============   ============    ============
Acquisition of equipment through capital lease                 $    159,974   $    951,117    $  4,861,250
Conversion of note payable and accumulated dividends to
     preferred stock                                           $         --   $  3,042,400    $         --
Issuance of compensatory common stock and options              $         --   $  4,218,407    $  2,563,311
Issuance of common stock in exchange for promissory notes      $         --   $         --    $         --


15.  Commitments and Contingencies

     The Company leases office facilities, point of presence locations, certain network equipment and vehicles under operating lease agreements that expire in the years 2000, 2001, 2002, 2003, 2004 and 2007. The following is a schedule of future minimum rental payments under these leases:

     Year
     2000                                                            $ 1,004,738
     2001                                                                813,663
     2002                                                                768,092
     2003                                                                673,190
     2004                                                                380,748
     Thereafter                                                          922,703
                                                                     -----------
                                                                     $ 4,563,134
                                                                     ===========

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


15.  Commitments and Contingencies (continued)

     In addition to these leases, the Company also leases point of presence locations under lease terms of less than one year.

     Rent expense under all operating leases of approximately $103,000, $190,000 and $760,000 was charged to operations in 1997, 1998 and 1999, respectively.

16.  Segment Reporting

     The Company has a single operating segment, Internet access services. The Company has no organizational structure dictated by product lines, geography or customer type. Sales are substantially derived from one service line, Internet access service, and are residential and business customers in the Midwestern United States. The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization and non-recurring, non-cash compensation charges.

17.  Quarterly Financial Data (Unaudited)

                                                          For the Three Months Ended
                                         ------------------------------------------------------------
                                                                     1999
                                         ------------------------------------------------------------
                                           March 31         June 30         Sept. 30        Dec. 31
Total revenue                            $  8,519,226    $ 10,713,899    $ 12,904,996    $ 16,359,514
Loss from operations before other
     income (expense)                      (2,694,505)     (3,247,499)     (3,169,243)     (5,276,925)
Net loss                                   (3,466,018)     (4,290,055)     (3,357,604)     (5,015,272)
Basic and diluted net loss per share
     applicable to common stockholders   $       (.16)   $       (.19)   $       (.11)   $       (.16)
Weighted average common shares
     outstanding, basic and diluted        22,987,865      23,776,309      30,084,336      31,650,108


                                                                     1998
                                         ------------------------------------------------------------
                                           March 31         June 30         Sept. 30        Dec. 31
Total revenue                            $  1,135,244    $  1,222,266    $  2,045,296    $  6,319,356
Income (loss) from operations before
     other income (expense)                   102,866         (39,587)       (944,947)     (5,477,266)
Net income (loss)                              63,825         (77,981)     (1,040,681)     (6,215,876)
Basic and diluted net loss per share
     applicable to common stockholders   $         --    $       (.01)   $       (.06)   $       (.29)
Weighted average common shares
     outstanding, basic and diluted        14,998,673      15,021,831      18,255,050      22,210,920

Voyager.net, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


18.  Subsequent Events (unaudited)

     On February 11, 2000, the Company purchased assets from Valley Business Equipment, Inc. for approximately $4,100,000 of which approximately $3,700,000 was remitted to Valley Business Equipment, Inc. and the remainder was deposited in an escrow account. Approximately $4,000,000 was allocated to the acquired customer base cost as a result of this transaction.

     On March 12, 2000, the Company entered into an agreement to merge with CoreComm Limited in a stock and cash transaction. The transaction is subject to stockholder approval, certain regulatory approvals and other conditions.

                          VOYAGER.NET AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                    Additions
                                                                                                         Deductions
                                                                                            Charged         for
                                                               Balance at     Charged to    to other       accounts       Balance at
                                                               Beginning      costs and     accounts    written  off        end of
                                                               of period       expenses       (1)           (2)             period
                                                               ----------     ----------   ----------   ------------      ----------
Description
Year ended December 31, 1997:
         Allowance for doubtful accounts                       $   90,000     $  199,000    $     --      $ 249,000       $   40,000
         Valuation allowance for deferred
         tax assets                                               740,000        333,000          --           --          1,073,000

Year ended December 31, 1998:
         Allowance for doubtful accounts                           40,000        178,000          --        119,000           99,000
         Valuation allowance for deferred
         tax assets                                             1,073,000      2,445,000          --           --          3,518,000

Year ended December 31, 1999:
         Allowance for doubtful accounts                           99,000        401,000          --           --            500,000
         Valuation allowance for deferred
         tax assets                                             3,518,000      3,282,000          --           --          6,800,000


(1)  Describe non-income statement accounts charged.

(2)  Describe other changes to account balance.

                                  Exhibit Index

Exhibit
Number                       Description
------                       -----------

2.1 Stock Exchange Agreement dated as of September 23, 1998, by and among the Company and the parties named therein. (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

2.2 Stock Purchase Agreement dated as of September 23, 1998 by and among the Company and the investors identified therein. (Filed as Exhibit
          2.2 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

*2.3 Agreement and Plan of Merger dated as of March 12, 2000 among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc.

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

3.2 Amended and Restated By-laws of the Registrant. (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

*10.1 Voting Agreement dated as of March 12, 2000 among CoreComm Limited and the Shareholders identified therein. (Filed as Exhibit 10.1 to the Company's report on Form 8-K, as Filed on March 17, 2000 and incorporated herein by reference.)

10.2 Credit Agreement dated as of September 23, 1998 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank, as agent, and the lenders identified therein. (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.3 First Amendment to Credit Agreement dated as of April 13, 1999 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank as Agent and the Lenders identified therein. (Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.4 Amended and Restated Credit Agreement dated as of July 26, 1999 by and among the Company, Voyager Information Networks, Inc., Fleet National Bank, as agent, and the lenders identified therein. (Filed as Exhibit
          10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.5 Amended and Restated Promissory Note made by the Registrant in favor of Horizon Cable I Limited Partnership. (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.6 Asset Purchase Agreement dated as of July 31, 1998 by and among Voyager Information Networks, Inc., Freeway, Inc. (n/k/a Offline, Inc.) and the other parties identified therein. (Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.7 Asset Purchase Agreement dated as of September 23, 1998 by and among Voyager Information Networks, Inc., EXEC-PC, Inc. (n/k/a The Mahoney Group) and the other parties identified therein. (Filed as Exhibit
          10.5 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.8 Asset Purchase Agreement dated as of October 2 1998, effective September 30, 1998, by and among Voyager Information Networks, Inc., NetLink Systems, L.L.C. and the other parties identified therein. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.9 Reseller Agreement dated as of April 13, 1999 by and among Voyager Information Networks, Inc. and Millennium Digital Media Systems, L.L.C. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.10 Employment Agreement dated as of February 20, 1998 between Voyager Information Networks, Inc. and Christopher Torto, as amended. (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.11 Employment Agreement dated as of January 15, 1998 between Voyager Information Networks, Inc. and Michael Williams. (Filed as Exhibit
          10.9 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.12 Employment Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and Christopher Michaels, as amended. (Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.13 Employment Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and David Shires, as amended. (Filed as
          Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.14 Employment Agreement effective as of January 11, 1999 between Voyager Information Networks, Inc. and Osvaldo deFaria. (Filed as Exhibit
          10.12 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.15 Employment Agreement dated as of March 18, 1999 between Voyager Information Networks, Inc. and Dennis Stepaniak. (Filed as Exhibit
          10.13 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.16 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of February 20, 1998 between Voyager Information Networks, Inc. and Christopher Torto. (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.17 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of October 15, 1997 between Voyager Information Networks, Inc. and Michael Williams. (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.18 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of November 11, 1998 between Voyager Information Networks, Inc. and Osvaldo deFaria. (Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.19 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of March 18, 1999 between Voyager Information Networks, Inc. and Dennis Stepaniak. (Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.20 Employee Non-Competition Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and Christopher Michaels. (Filed as
          Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.21 Employee Non-Competition Agreement dated as of October 2, 1998 between Voyager Information Networks, Inc. and David Shires. (Filed as Exhibit
          10.19 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.22 Employment Agreement dated as of September 15, 1999 between Voyager Information Networks, Inc. and Anthony Paalz.. (Filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.23 Agreement Regarding Inventions, Non-competition and Confidentiality dated as of September 15, 1999 between Voyager Information Networks, Inc. and Anthony Paalz. (Filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

10.24     Amended and Restated 1998 Stock Option and Incentive Plan. (Filed as
          Exhibit 99.1 to the Company's Registration Statement on Form S-8, Registration Statement No. 333-84987, as filed on August 12, 1999 and incorporated herein by reference.)

10.25     Form of Incentive Stock Option and Restriction Agreement. (Filed as
          Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.26     Form of Stock Purchase and Restriction Agreement. (Filed as Exhibit
          10.22 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.27 Promissory Note made by Osvaldo deFaria in favor of the Company. (Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.28 Promissory Note made by Glenn Friedly in favor of the Company. (Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.29 Promissory Note made by Christopher Torto, dated April 13, 1999, in favor of the Company. (Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.30 Form of Director Indemnification Agreement. (Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.31 Planet Direct Internet Service Provider Agreement dated as of March 17, 1997 by and among Planet Direct Corporation and Voyager Information Networks, Inc. (Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.32 Stock Purchase Agreement dated as of May 7, 1999 by and among Voyager Information Networks, Inc., GDR Enterprises, Inc. and the other parties identified therein. (Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1, Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

10.33 Promissory Note made by Christopher Torto, dated July 1999, in favor of the Company. (Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1,

          Registration Statement No. 333-77917, as filed on May 6, 1999 and incorporated herein by reference.)

**23.2    Consent of PricewaterhouseCoopers LLP.

**23.3    Report of Independent Accountants on Financial Statement Schedule.

**27.1    Financial Data Schedule.

 * The exhibits and schedules thereto have been omitted but copies thereof will be furnished supplementally to the Commission upon request.

**        Filed herewith.