Form 10-Q
period 2000-03-31
VOYAGER NET INC
filed 2000-05-15
CIK 1085634

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended March 31, 2000.

                                      or

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

                                Yes  X   No ___
                                ---

As of May 5, 2000, there were 31,654,758 shares of the Registrant's Common Stock outstanding.

                               VOYAGER.NET, INC.
                                   FORM 10-Q
                                MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999.......................      3

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2000 and 1999.................      4

         Condensed Consolidated Statement of Stockholders'
           Equity for the three months ended March 31, 2000...........      5

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999.................      6

         Notes to Condensed Consolidated Financial Statements.........    7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  10-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...     14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................     15

Item 4.  Submission of Matters to a Vote of Security Holders..........     15

Item 6.  Exhibits and Reports on Form 8-K.............................     15

SIGNATURES............................................................     16

INDEX TO EXHIBITS.....................................................     17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VOYAGER.NET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,           December 31,
                                                                                       2000                  1999
Assets                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                     $    16,681,424      $   18,062,396
   Accounts receivable, less allowance                                                 7,733,348           4,994,026
   Prepaid and other assets                                                            1,362,028           1,460,356
                                                                                 ---------------      --------------

         Total current assets                                                         25,776,800          24,516,778

Property and equipment, net                                                           21,826,114          21,298,456
Intangible assets, net                                                                64,611,213          66,638,733
                                                                                 ---------------      --------------

         Total assets                                                            $   112,214,127      $  112,453,967
                                                                                 ===============      ==============

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of obligations under capital leases                           $     2,234,384      $    2,049,878
   Accounts payable                                                                      715,400             520,326
   Other liabilities                                                                   3,657,008           3,696,845
   Deferred revenue                                                                   13,379,449          11,244,633
                                                                                 ---------------      --------------

         Total current liabilities                                                    19,986,241          17,511,682

Commitments and contingencies                                                                  -                   -
Obligations under capital leases                                                       1,352,440           2,192,594
Long-term debt                                                                        23,750,000          19,650,000

Stockholders' equity:
   Preferred stock, 8% cumulative, non-voting, $.01 par
         value, $100 redemption value: 5,000,000 shares
         authorized, none outstanding
   Common stock, $.0001 par value, authorized; 50,000,000 shares in 1999 and
         2000; issued and outstanding, 31,650,108 in 1999 and 31,654,758
         in 2000.                                                                          2,712               2,712
   Additional paid-in capital                                                        112,151,544         112,129,038
   Receivables for preferred and common stock                                         (6,366,935)         (6,291,935)
   Notes and interest receivable, stockholder                                         (5,699,418)         (5,630,418)
   Deferred compensation                                                                 136,420             111,420
   Accumulated deficit                                                               (33,098,877)        (27,221,126)
                                                                                 ---------------      --------------

         Total stockholders' equity                                                   67,125,446          73,099,691
                                                                                 ---------------      --------------

         Total liabilities and stockholders' equity                              $   112,214,127      $  112,453,967
                                                                                 ===============      ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                               ------------------------------------
                                                                                     2000                  1999
Revenue:
   Internet access service                                                     $   18,039,441       $    8,405,202
   Other                                                                               72,837              114,024
                                                                               ---------------      ---------------

        Total revenue                                                              18,112,278            8,519,226
                                                                               ---------------      ---------------

Operating expenses:
   Internet access service                                                          7,229,587            2,789,676
   Sales and marketing                                                              2,137,000              969,031
   General and administrative                                                       5,981,789            2,463,200
   Depreciation and amortization                                                    8,210,869            3,526,824
   Compensation charge for issuance of common
     stock and stock options                                                           25,000            1,465,000
                                                                               ---------------      ---------------

        Total operating expenses                                                   23,584,245           11,213,731
                                                                               ---------------      ---------------

Loss from operations before other income (expense)                                 (5,471,967)          (2,694,505)
                                                                               ---------------      ---------------

Other income (expense):
   Interest income                                                                    248,999               26,773
   Interest expense                                                                  (614,076)            (798,286)
   Other                                                                              (40,707)                   -
                                                                               ---------------      ---------------

        Total other expense                                                          (405,784)            (771,513)
                                                                               ---------------      ---------------

Net loss                                                                           (5,877,751)          (3,466,018)

Preferred stock dividends                                                                   -             (165,496)
                                                                               ---------------      ---------------

        Net loss applicable to common stockholders                             $   (5,877,751)      $   (3,631,514)
                                                                               ===============      ===============

Per share data:
   Basic and diluted net loss per share applicable to
        common stockholders                                                    $         (.19)      $         (.16)
                                                                               ===============      ===============

   Weighted average common shares outstanding:
     Basic and diluted                                                             31,652,152           22,987,865
                                                                               ===============      ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                              Receivable
                                                                                 For
                                                                              Preferred
                                                            Additional           and           Notes and
                                     Common Stock            Paid-in           Common          Interest           Deferred
                                 ---------------------
                                  Shares       Amount         Capital           Stock          Receivable       Compensation
Balance at January 1, 2000       31,650,108   $  2,712   $  112,129,038    $  (6,291,935)      (5,630,418)        $  111,420

Interest on receivables                                                          (75,000)         (69,000)
Exercise of stock options             4,650                      22,506
Deferred compensation                                                                                                 25,000
Net loss
                                 ----------   --------   --------------    --------------   --------------        -----------

Balance March 31, 2000           31,654,758   $  2,712   $  112,151,544    $  (6,366,935)   $  (5,699,418)        $  136,420
                                 ----------   --------   --------------    --------------   --------------        -----------
                                                                      Total
                                                                   Stockholders'
                                               Accumulated            Equity

                                                 Deficit
Balance at January 1, 2000                  $  (27,221,126)      $  73,099,691

Interest on receivables                                               (144,000)
Exercise of stock options                                               22,506
Deferred compensation
Net loss                                        (5,877,751)         (5,877,751)
                                            ---------------      --------------

Balance March 31, 2000                      $  (33,098,877)      $  67,125,446
                                            ---------------      --------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                    March 31,
                                                                                    ------------------------------------
                                                                                         2000                  1999
Cash flows from operating activities:
   Net loss                                                                         $ (5,877,751)         $ (3,466,018)
   Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                                     8,210,344             3,526,824
     Compensation charge for issuance of common stock
          and stock options                                                               25,000             1,465,000
     Changes in assets and liabilities excluding effects of
          business combinations, net                                                    (755,158)            1,906,629
                                                                                    -------------         -------------

        Net cash provided by operating activities                                      1,602,435             3,432,435

Cash flows used in investing activities:
   Business acquisition costs, net of cash acquired                                   (4,796,124)           (9,371,427)
   Purchase of property and equipment                                                 (1,654,141)           (1,320,563)
                                                                                    -------------         -------------

        Net cash used in investing activities                                         (6,450,265)          (10,691,990)

Cash flows provided by financing activities:
   Payments on capital leases                                                           (655,648)              (64,219)
   Proceeds from issuance of debt                                                      4,100,000             9,400,000
   Proceeds from issuance of stock options                                                22,506                     -
                                                                                    -------------         -------------

        Net cash provided by financing activities                                      3,466,858             9,335,781
                                                                                    -------------         -------------

Net (decrease) increase in cash and cash equivalents                                  (1,380,972)            2,076,226

Cash and cash equivalents at beginning of period                                      18,062,396             2,350,292
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                          $ 16,681,424          $  4,426,518
                                                                                    =============         =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation:

     These condensed consolidated financial statements of Voyager.net, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and the related notes to the consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 31, 2000. In management's opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal, recurring adjustments) which management considers necessary to present the consolidated financial position of the Company at March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

2.   Business Combinations:

     During the three months ended March 31, 2000, the Company acquired certain assets used in connection with the Internet access service business of two entities as described below:

     February 11, 2000, the Company purchased assets of Valley Business Equipment, Inc. for approximately $4,050,000. Approximately $3,910,000 was allocated to the acquired customer base cost as a result of this transaction.

     March 12, 2000, the Company purchased assets of Livingston On-Line for approximately $325,000. Approximately $310,000 was allocated to the acquired customer base cost as a result of this transaction.

     The unaudited pro forma combined historical results, as if the entities listed above had been acquired at the beginning of the three months ended March 31, 2000 and 1999, respectively, are included in the table below.

                                                       (in thousands except
                                                          per share data)
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
Revenue                                            $  18,442       $  15,137
Net loss                                              (5,983)         (7,965)
Basic and diluted loss per share                       (0.19)          (0.35)

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

                               VOYAGER.NET, INC.

3.   Debt:

     The Company has a revolving available credit facility with a bank group in the amount of $60 million, with the option to extend to $70 million, on similar terms and conditions. The credit facility matures on June 30, 2005. The revolving credit facility agreement allows the Company to elect an interest rate as of any borrowing date based on either the (1) prime rate, or (2) LIBOR, plus a margin ranging from 0.5% to 2.75% depending on the ratio of funded debt to EBITDA. The elected rate as of March 31, 2000 is approximately 8.54%. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.

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

5.   Supplemental Disclosure of Cash Flow Information:

     The following is the supplemental cash flow information for all periods presented:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                                2000              1999
Cash paid during the period for interest                                  $    891,628       $ 1,097,716
Noncash financing and investing activities:
   In conjunction with the acquisitions described in
       Note 2, liabilities were assumed as follows:
     Fair value of assets acquired                                        $  5,237,985       $ 9,967,818
     Business acquisition costs, net of cash acquired                       (4,796,124)       (9,371,427)
                                                                          -------------      ------------

Liabilities assumed                                                       $    441,861       $   596,391
                                                                          =============      ============

Acquisition of equipment through capital lease                            $          -       $   373,534
Issuance of compensatory common stock and options                         $     25,000       $ 1,465,000

                               VOYAGER.NET, INC.

6.   Stock-Based Compensation Plan:

     During the three months ended March 31, 2000, the Company granted 545,381 options to purchase common stock to certain members of management, employees and non-employees. At the grant date, all of the options granted vest in four equal annual installments beginning January 6, 2001. The exercise price for these options was not less than the fair market value of the Company's common stock on the grant date. Therefore, no additional compensation expense has been recognized in the three months ended March 31, 2000 for these options.

     During the three months ended March 31, 2000, the Company recognized compensation expense of $25,000 relating to options granted prior to January 1, 2000.

7.   Recent Accounting Interpretation:

     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101A, which was released March 24, 2000, delayed adoption of SAB 101 until the second quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended March 31, 2000.

     Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 for the year ending December 31, 2000 or that adoption of its provisions would not be material to its annual or quarterly results of operations.

8.   Merger Agreement:

     On March 12, 2000, the Company entered into an agreement to merge with CoreComm Limited in a stock and cash transaction. The transaction is subject to stockholder approval, certain regulatory approvals and other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Voyager.net, Inc. ("Voyager.net" or the "Company") is the largest Internet communications company focused on the Midwestern United States with approximately 368,000 subscribers as of March 31, 2000. Voyager.net provides high-speed data communications services and Internet access to residential and business subscribers. Services include broadband digital subscriber line, or DSL, dedicated business connectivity, cable modem access, dial-up Internet access, Web-hosting, electronic commerce, server co-location and long distance phone services. We operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 200 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Voyager.net has competitive local exchange carrier, or CLEC, status in Michigan, Ohio, and Wisconsin.

     On March 12, 2000, Voyager.net, CoreComm Limited ("CoreComm") and CoreComm Group Sub I, a wholly-owned subsidiary of CoreComm ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Sub will merge with and into Voyager.net, with Voyager.net surviving the merger as a wholly-owned subsidiary of CoreComm (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of Voyager common stock (except for shares held by Voyager, CoreComm or Sub or any of their respective subsidiaries, and those dissenting stockholders who exercise and perfect their appraisal rights) will be converted into the right to receive a cash payment of $3.00 and .292 shares of CoreComm common stock. Under the Merger Agreement's collar provisions, the shares of CoreComm common stock to be issued by CoreComm in the Merger will be adjusted based on the average closing price of CoreComm's stock price during a specified period prior to closing.

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

Recent Accounting Interpretation

     On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101A, which was released March 24, 2000, delayed adoption of SAB 101 until the second quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended March 31, 2000.

     Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 for the year ending December 31, 2000 or that adoption of its provisions would not be material to its annual or quarterly results of operations.

Acquisitions

  Our acquisition strategy is designed to leverage our existing network and administrative operations to allow us to enter new markets within the Midwest, as well as to expand our presence in existing markets, and to realize economies of scale. Since December 31, 1999 we have acquired two Internet service provider businesses in the Midwest totaling approximately 12,200 subscribers. Below is a summary of our completed acquisitions, with the number of customers acquired at the respective date of acquisition:

Company                          Date      Location    Customers
-----------------------------------------------------------------
Valley Business Equipment     Feb. 2000   Oshkosh, WI     11,000
Livingston Online             Mar. 2000   Howell, MI       1,200

Results of Operations

  The following table sets forth certain consolidated statement of operations data for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the Company's consolidated financial statements and notes.

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                       2000      1999
Revenue:
 Internet access service...........................  $18,039   $ 8,405
 Other.............................................       73       114
                                                     -------   -------
Total revenue......................................   18,112     8,519
                                                     -------   -------
Operating expenses:
 Internet access service costs.....................    7,229     2,790
 Sales and marketing...............................    2,137       969
 General and administrative........................    5,982     2,463
 Depreciation and amortization.....................    8,211     3,527
 Compensation charge for issuance of common
  stock and stock options..........................       25     1,465
                                                     -------   -------
Total operating expenses...........................   23,584    11,214
                                                     -------   -------

Loss from operations before other expense, net.....   (5,472)   (2,695)
Other expense, net.................................     (406)     (771)
                                                     -------   -------
Net loss...........................................   (5,878)   (3,466)
                                                     =======   =======

EBITDA Margin......................................     15.3%     27.0%
                                                     =======   =======

Three Months Ended March 31, 2000 Compared to March 31, 1999

     Revenues. Total consolidated revenues increased from $8.5 million for the three months ended March 31, 1999 to $18.1 million for the three months ended March 31, 2000, representing an increase of 113%. The revenue growth was primarily driven by the increase in our customer base from approximately 188,000 at March 31, 1999 to approximately 368,000 at March 31, 2000. The growth in customers was the result of both internal growth and acquisition activity; we experienced internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates.

     Internet access service costs. Internet access service costs increased from $2.8 million for the three months ended March 31, 1999 to $7.2 million for the three months ended March 31, 2000. Internet access service costs as a percent of revenue increased from 33% for the three months ended March 31, 1999 to 40% for the three months ended March 31, 2000 due to investments in our network infrastructure and call centers. The increase in spending quarter over quarter was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

     Sales and marketing. Sales and marketing expense increased from $1.0 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. The increase in spending was primarily attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percent of revenue, sales and marketing costs remained relatively constant at approximately 11.7% for the three months ended March 31, 1999 and 2000.

     General and administrative. General and administrative expenses increased from $2.5 million for the three months ended March 31, 1999 to $6.0 million for the three months ended March 31, 2000. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs increased from 29% for the three months ended March 31, 1999 to 33% for the three months ended March 31, 2000 due to additional recurring expenses as a result of our initial public offering on July 21, 1999. Additional expenses are a result of additional staff requirements as a result of our growth from March 31, 1999 to March 31, 2000.

     Depreciation and amortization. Depreciation and amortization expense increased from $3.5 million for the three months ended March 31, 1999 to $8.2 million for the three months ended March 31, 2000. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since June 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

     Compensation charge for issuance of common stock and stock options. We incurred a charge of $25,000 for the three months ended March 31, 2000 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $91,000 in periods subsequent to March 31, 2000.

     Other expenses, net. Other expenses, net decreased from $771,000 for the three months ended March 31, 1999 to $434,000 for the three months ended March 31, 2000. This decrease is the net result of interest income on notes receivable from related parties offset by a higher average balance on our line-of-credit which was used to fund acquisitions completed during 1998 and 1999.

     Net loss. As a result of the above, we reported net loss of $3.6 million, or $.16 per share applicable to common stockholders, for the three months ended March 31, 1999 as compared to net loss of $5.9 million, or $0.19 per share applicable to common stockholders, for the three months ended March 31, 2000.

     EBITDA. EBITDA increased from $2.3 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.

Liquidity and Capital Resources.

     Our principal capital and liquidity needs historically have related to funding the cash portion of our acquisitions, our sales and marketing activities, the development and expansion of our network infrastructure, the establishment of our customer service and support operations and general working capital needs. Our capital needs have historically been met through receipts from our prepaid customer base and additional capital from outside sources, including vendor capital leases, and the use of a $60.0 million revolving credit facility with a bank group led by Fleet National Bank.

     On July 21, 1999, the Company completed its initial public offering in which it raised net proceeds of approximately $99.5 million. Upon closing of the offering, $60.6 million of senior bank debt and accrued interest and fees were repaid, $8.8 million of preferred stock and cumulative dividends were redeemed, and $2.3 million of subordinated notes and accrued interest were repaid. Since the initial public offering, the Company has used all of the remaining proceeds for general corporate purposes, acquisitions and capital expenditures.

     Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2000, compared to net cash provided by operating activities of $3.4 million for the three months ended March 31, 1999. The primary sources of cash from operating activities for the three months ended March 31, 2000 were $8.2 million in depreciation and amortization and a $1.7 million increase in deferred revenue. These sources were partially offset by a $5.9 million net loss and a $2.7 million decrease in accounts receivable.

     Net cash used in investing activities was $6.5 million for the three months ended March 31, 2000, compared to net cash used in investing activities of $10.7 million for the three months ended March 31, 1999. Net cash used in investing activities for the three months ended March 31, 2000 consisted of $4.8 million to acquire two Internet service provider businesses and $1.7 million for the purchase of capital equipment. Cash used in investing activities for the three months ended March 31, 1999 related to acquisition activity and the purchase of capital equipment.

     Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2000, compared to net cash provided by financing activities of $9.3 million for the three months ended March 31, 1999. The primary sources of cash from financing activities for the three months ended March 31, 2000 was the use of proceeds from our revolving credit facility and payments on capital leases.

     Voyager.net believes that available cash on hand, amounts available under the credit facility, additional capital financing arrangements and cash flow from operations will be sufficient to meet Voyager.net's capital requirements for the next twelve months. Our capital requirements depend on numerous factors including market acceptance or our services, our ability to maintain and expand our customer base, the rate of expansion of our infrastructure, the roll out of our DSL plan which we expect will be available in selected Midwest cities at the end of the third quarter 2000 and other factors.

Year 2000 Compliance.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish "Year 2000" dates from earlier dates. Confusion of dates may bring about system failures or miscalculations causing disruptions of operations; including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. The Year 2000 issue affects virtually all companies and all organizations.

     We rely on third party telecommunications and information systems equipment and software that may not be Year 2000 compliant to provide our services. Our efforts to address Year 2000 issues prior to January 1, 2000, included conducting an audit of our own systems and of our third-party suppliers as to assessment, we developed and implemented a remediation plan with respect to third -party software, computer technology and services that may fail to be Year 2000 compliant.

     Costs incurred to date related to Year 2000 issues have not been material, nor do we expect to incur additional material costs related to Year 2000 issues. We are continuing to evaluate potential disruptions or compliance that might result in the future from Year 2000 related problems; although at this time, we have not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related events. Due to the unique and pervasive nature of the year 2000 issue, however, it is not possible to anticipate each of the wide variety of Year 2000 events that might arise, particularly outside of the Company, which might have a material adverse impact on our business, financial condition and results of operations. We presently believe that the most reasonably likely worst case scenario related to the Year 2000 issue is associated with third-party services and products, specifically our network, telecommunications lines and equipment. The disruption to or failure of our internal computer systems or of third-party equipment or software to operate without Year 2000 complications could result in the interruption or failure of our services, could require us to incur significant unanticipated expenses to remedy any problems, could expose us to claims for losses incurred by our users due to Year 2000 complications and could cause customers to seek alternative Internet service providers. The defense of any claims, whether with or without merit, could require us to incur substantial costs and would divert management's time and attention, which could have an adverse effect on our business and operating results. In addition, we are subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied.
These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) the risk that the merger of Voyager.net and CoreComm Limited will not be consummated, (2) Voyager.net's ability to provide superior customer care, (3) the success of its growth strategy, (4) its ability to integrate acquisitions successfully, (5) increasing competition from regional and national Internet service providers and (6) general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would likely either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     The following exhibits are filed as a part of this report:

     2.1** Agreement and Plan of Merger, dated as of March 12, 2000, among CoreComm Limited, CoreComm Group Sub I, Inc. and Voyager.net, Inc.

     3.4*** Second Amended and Restated Certificate of Incorporation of
            Voyager.net, Inc.

     3.5*** Amended and Restated By-Laws of Voyager.net, Inc.

     10.1** Voting Agreement, dated as of March 12, 2000, among CoreComm Limited and the Shareholders identified therein.

     27.1*  Financial Data Schedule.

     99.1** Press Release, issued March 13, 2000, announcing execution of a definitive agreement to merge with CoreComm Limited.

b.   Reports on Form 8-K:

     See the Company's Report on Form 8-K filed March 17, 2000 (File No. 000-26661).

__________________________
*    Filed herewith.
** Incorporated herein by reference to the Company's Report on Form 8-K (File No. 000-26661).
*** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VOYAGER.NET, INC.



   Date:  May 15, 2000             /s/ Christopher P. Torto
                                   ----------------------------------
                                   Christopher P. Torto
                                   President, Chief Executive Officer
                                   and Director



   Date:  May 15, 2000             /s/ James M. Militello
                                   ----------------------------------
                                   James M. Militello
                                   Vice President of Finance and Assistant
                                   Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 Number                                    Description                                        Page No.
 ------                                    -----------                                        --------
2.1**            Agreement and Plan of Merger, dated as of March 12, 2000,
                 among CoreComm Limited, CoreComm Group Sub I, Inc. and
                 Voyager.net, Inc.

3.4***           Second Amended and Restated Certificate of Incorporation of
                 Voyager.net, Inc.

3.5***           Amended and Restated By-Laws of Voyager.net, Inc.

10.1**           Voting Agreement, dated as of March 12, 2000, among CoreComm
                 Limited and the Shareholders identified therein.

27.1*            Financial Data Schedule.

99.1** Press Release, issued March 13, 2000, announcing execution of a definitive agreement to merge with CoreComm Limited


__________________________
*   Filed herewith.
** Incorporated herein by reference to the Company's Report on Form 8-K (File No. 000-26661).
*** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).