Form 10-Q
period 2000-06-30
VOYAGER NET INC
filed 2000-08-14
CIK 1085634

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended June 30, 2000.

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

                                Yes X   No
                                   ---    ---

As of August 7, 2000, there were 31,654,758 shares of the Registrant's Common Stock outstanding.

                               VOYAGER.NET, INC.
                                   FORM 10-Q
                                 JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999........................      3

         Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 2000 and 1999...      4

         Condensed Consolidated Statement of Stockholders'
           Equity for the six months ended June 30, 2000..............      5

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999....................      6

         Notes to Condensed Consolidated Financial Statements.........    7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   9-13

Item 3.  Quanitative and Qualitative Disclosure About Market Risk.....     14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..........     14

Item 6.  Exhibits and Reports on Form 8-K.............................     14

SIGNATURES............................................................     15

INDEX TO EXHIBITS.....................................................     16

                               VOYAGER.NET, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,              December 31,
                                                                                2000                   1999
                                                                             (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $12,329,741          $18,062,396
    Accounts receivable, less allowance                                           7,837,616            4,994,026
    Prepaid and other assets                                                      1,729,869            1,460,356
                                                                         -------------------   ------------------

          Total current assets                                                   21,897,226           24,516,778

Property and equipment, net                                                      25,524,813           21,298,456
Intangible assets, net                                                           56,665,195           66,638,733
                                                                         -------------------   ------------------

          Total assets                                                        $ 104,087,234        $ 112,453,967
                                                                         -------------------   ------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of obligations under capital leases                     $    3,157,610       $    2,049,878
    Accounts payable                                                               805,961              520,326
    Other liabilities                                                            2,898,448            3,696,845
    Deferred revenue                                                            12,269,517           11,244,633
                                                                         -------------------   ------------------

          Total current liabilities                                             19,131,536           17,511,682

Commitments and contingencies                                                            -                    -
Obligations under capital leases                                                 2,116,236            2,192,594
Long-term debt                                                                  23,750,000           19,650,000

Stockholders' equity:
    Preferred stock, 8% cumulative, non-voting, $.01 par
        value, $100 redemption value: 5,000,000 shares
        authorized, none outstanding
    Common stock, $.0001 par value; authorized 50,000,000
        shares in 1999 and 2000; issued and outstanding                              2,712                2,712
        31,650,108 and 31,654,758 in 1999 and 2000,
        respectively.
    Additional paid-in capital                                                 112,151,544          112,129,038
    Receivables for preferred and common stock                                  (6,441,935)          (6,291,935)
    Notes and interest receivable, stockholder                                  (5,768,418)          (5,630,418)
    Deferred compensation                                                          161,420              111,420
    Accumulated deficit                                                        (41,015,861)         (27,221,126)
                                                                         -------------------   ------------------

          Total stockholders' equity
                                                                                59,089,462           73,099,691
                                                                         -------------------   ------------------
          Total liabilities and stockholders' equity
                                                                             $ 104,087,234        $ 112,453,967
                                                                         -------------------   ------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                  ------------------------------       --------------------------------
                                                      2000               1999               2000               1999
Revenue:
    Internet access service                       $18,444,717        $10,537,560        $ 36,484,158        $18,942,762
    Other                                             173,064            176,339             245,901            290,363
                                                  -----------        -----------        ------------        -----------
           Total revenue                           18,617,781         10,713,899          36,730,059         19,233,125
                                                  -----------        -----------        ------------        -----------

Operating expenses:
    Internet access service                         7,398,439          3,602,005          14,628,026          6,391,681
    Sales and marketing                             2,221,192          1,229,038           4,358,192          2,198,069
    General and administrative                      5,931,172          3,081,402          11,912,961          5,544,602
    Depreciation and amortization                  10,166,904          5,004,953          18,377,773          8,531,777
    Compensation charge for
        issuance of common stock
        and stock options                              25,000          1,044,000              50,000          2,509,000
                                                  -----------        -----------        ------------        -----------
           Total operating expenses                25,742,707         13,961,398          49,326,952         25,175,129
                                                  -----------        -----------        ------------        -----------
Loss from operations before
      other income (expense)                       (7,124,926)        (3,247,499)        (12,596,893)        (5,942,004)
                                                  -----------        -----------        ------------        -----------
Other income (expense):
    Interest income                                   266,077              4,822             515,076             31,594
    Interest expense                                 (839,873)        (1,047,378)         (1,453,949)        (1,845,663)
    Other                                            (218,262)                 -            (258,969)                 -
                                                  -----------        -----------        ------------        -----------
           Total other expense                       (792,058)        (1,042,556)         (1,197,842)        (1,814,069)
                                                  -----------        -----------        ------------        -----------
Net loss                                           (7,916,984)        (4,290,055)        (13,794,735)        (7,756,073)
Preferred stock dividends                                   -           (165,496)                  -           (330,992)
                                                  -----------        -----------        ------------        -----------
           Net loss applicable to
               common stockholders                $(7,916,984)       $(4,455,551)       $(13,794,735)       $(8,087,065)
                                                  -----------        -----------        ------------        -----------
Per share data:
    Basic and diluted net loss per
        share applicable to common
        stockholders                              $     (0.25)       $     (0.19)       $      (0.44)       $     (0.35)
                                                  -----------        -----------        ------------        -----------
    Weighted average common shares
        outstanding:
      Basic and diluted                            31,654,758         23,766,309          31,653,466         23,163,442
                                                  -----------        -----------        ------------        -----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                         Receivables
                                                             for
                        Common Stock         Additional   Preferred     Notes and
                    --------------------      Paid-in     and Common     Interest       Deferred     Accumulated     Stockholders'
                      Shares     Amount       Capital       Stock       Receivable    Compensation     Deficit          Equity
Balance
  January 1, 2000   31,650,108   $ 2,712   $112,129,038  $(6,291,935)  $(5,630,418)     $111,420    $(27,221,126)     $73,099,691

Interest on
  receivables                -         -              -     (150,000)     (138,000)            -               -         (288,000)

Exercise of
  stock options          4,650         -         22,506            -             -             -               -           22,506

Deferred
  compensation               -         -              -            -             -        50,000               -           50,000

Net loss                     -         -              -            -             -             -     (13,794,735)     (13,794,735)

                    ----------   -------   ------------  -----------   -----------   -----------    ------------    -------------
Balance
  June 30, 2000     31,654,758   $ 2,712   $112,151,544  $(6,441,935)  $(5,768,418)      $161,420   $(41,015,861)    $ 59,089,462


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                        ----------------------------------
                                                                                             2000                 1999
Cash flows from operating activities:
    Net loss                                                                            $ (13,794,735)        $ (7,756,073)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
    Depreciation and amortization                                                          18,377,773            8,531,777
    Loss on disposal/sale of equipment                                                        124,878                4,572
    Compensation charge for issuance of common stock
        and stock options                                                                      50,000            2,509,000
    Changes in assets and liabilities excluding effects of
        business combinations, net                                                         (3,105,198)           1,272,295
                                                                                        -------------         ------------
           Net cash provided by operating activities                                        1,652,718            4,561,571
Cash flows used in investing activities:
    Business acquisition costs, net of cash acquired                                       (5,290,361)         (23,577,768)
    Purchase of property and equipment                                                     (4,793,294)          (2,658,104)
                                                                                        -------------         ------------

           Net cash used in investing activities                                          (10,083,655)         (26,235,872)
Cash flows provided by financing activities:
    Payments on capital leases                                                             (1,424,224)            (262,767)
    Loan/payments to related party                                                                  -             (500,000)
    Payment of bank financing fees                                                                  -           (1,124,770)
    Proceeds from issuance of debt                                                          4,100,000           25,200,000
    Proceeds from common stock issuance                                                        22,506                  248
    Proceeds from preferred stock                                                                   -              666,700
                                                                                        -------------         ------------

           Net cash provided by financing activities                                        2,698,282           23,979,411
                                                                                        -------------         ------------
Net (decrease) increase in cash and cash equivalents                                       (5,732,655)           2,305,110
Cash and cash equivalents at beginning of period                                           18,062,396            2,350,292
                                                                                        -------------         ------------
Cash and cash equivalents at end of period                                              $  12,329,741         $  4,655,402



The accompanying notes are an integral part of the condensed consolidated financial statements.

                               VOYAGER.NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

   These condensed consolidated financial statements of Voyager.net, Inc. and its subsidiaries (the "Company") for the three and six months ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements included herein should be read in conjunction with the Company's audited consolidated financial statements and the related notes to the consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission and dated March 31, 2000. In management's opinion, the accompanying unaudited financial statements contain all adjustments (consisting of normal, recurring adjustments) which management considers necessary to present the consolidated financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the three and six months ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

2.  BUSINESS COMBINATIONS:

  During the six months ended June 30, 2000, the Company acquired certain assets used in connection with the Internet access service business of two entities as described below:

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

  The unaudited pro forma combined historical results, as if the entities listed above had been acquired at the beginning of the six months ended June 30, 2000 and 1999, respectively, and if all entities acquired in 1999 had been acquired at the beginning of 1999 are included in the table below.

                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------
                                            2000               1999

Revenues                                     $ 37,060        $ 31,223
Net loss                                      (13,900)        (15,925)
Basic and diluted loss per share                (0.44)          (0.70)

  The pro forma results above include amortization of intangibles and interest expense on debt assumed issued to finance the acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

3.  DEBT:

   The Company has a revolving available credit facility with a bank group in the amount of $60 million, with the option to extend to $70 million, on similar terms and conditions. The credit facility matures on June 30, 2005. The revolving credit facility agreement allows the Company to elect an interest rate as of any borrowing date based on either the (1) prime rate, or (2) LIBOR, plus a margin ranging from 0.5% to 2.75% depending on the ratio of funded debt to EBITDA. The elected rate as of June 30, 2000 is approximately 8.70%. Automatic and permanent reductions of the maximum commitments begin June 30, 2001 and continue until maturity.

                               VOYAGER.NET, INC.

4.  EARNINGS PER SHARE:

   The impact of dilutive shares is not significant. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Inclusion of common share equivalents of 3,983,847 would be antidilutive and have been excluded from per share calculations.

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   The following is the supplemental cash flow information for all periods presented:

                                                              Six Months Ended
                                                                  June 30,
                                                     ------------------------------------
                                                          2000                1999
Cash paid during the period for interest                $ 1,731,501          $ 1,359,051

Noncash financing and investing activities:
   In conjunction with the acquisitions described in
       Note 2, liabilities were assumed as follows:
     Fair value of assets acquired                        5,848,698           27,343,972
     Business acquisition costs, net of
       cash acquired                                     (5,290,361)         (23,577,768)
                                                     ---------------    -----------------

Liabilities assumed                                       $ 558,337          $ 3,766,204
                                                     ---------------    -----------------

Acquisition of equipment through capital lease          $ 2,455,598          $ 1,478,600
Issuance of compensatory common stock and options          $ 50,000          $ 1,044,000

6.  STOCK-BASED COMPENSATION PLAN:

   During the six months ended June 30, 2000, the Company granted 545,381 options to purchase common stock to certain members of management, employees and non-employees. At the grant date, all of the options granted vest in four equal annual installments beginning January 6, 2001. The exercise price for these options was not less than the fair market value of the Company's common stock on the grant date. Therefore, no additional compensation expense has been recognized in the six months ended June 30, 2000 for these options.

   During the six months ended June 30, 2000, the Company recognized compensation expense of $50,000 relating to options granted prior to January 1, 2000.

7.  RECENT ACCOUNTING INTERPRETATION:

   On December 3, 1999, the Securities and Exchage Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Voyager.net, Inc. ("Voyager.net" or the "Company") is the largest Internet communications company focused on the Midwestern United States with approximately 368,000 subscribers as of June 30, 2000. We provide high-speed data communications services and Internet access to residential and business subscribers. Services include broadband digital subscriber line, or DSL, dedicated business connectivity, cable modem access, dial-up Internet access, Web-hosting, electronic commerce, server co-location and long distance phone services. We operate the largest dial-up Internet network in the Midwest in terms of geographic coverage, with approximately 200 Voyager.net-owned points of presence in Michigan, Wisconsin, Ohio, Illinois, Indiana and Minnesota. Voyager.net has competitive local exchange carrier, or CLEC, status in Michigan, Ohio, Wisconsin, and Indiana.

     On March 12, 2000, Voyager.net, CoreComm Limited ("CoreComm") and CoreComm Group Sub I, a wholly-owned subsidiary of CoreComm ("Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Sub will merge with and into Voyager.net, with Voyager.net surviving the merger as a wholly-owned subsidiary of CoreComm (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of Voyager common stock (except for shares held by Voyager, CoreComm or Sub or any of their respective subsidiaries) will be converted into the right to receive a cash payment of $3.00 and .292 shares of CoreComm common stock. Under the Merger Agreement's collar provisions, the share of CoreComm common stock issued by CoreComm will be adjusted based on CoreComm's stock price as of the closing.

     Our Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Consummation of the transactions, including the Merger, is subject to the approval of the Company's stockholders, certain regulatory approvals and other conditions. Holders of over a majority of the voting shares of the Company have entered into an agreement with CoreComm to vote in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. We plan to complete the transactions as soon as possible after the special meetings of the stockholders of Voyager.net and CoreComm, subject to the satisfication or waiver of the conditions to the Merger. Although we cannot predict when our conditions will be satisfied, we hope to complete the transactions during the third quarter of 2000. We cannot assure you that the transactions contemplated by the Merger Agreement will be consummated.


RECENT ACCOUNTING INTERPRETATION

   On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption.


   Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 for the year ending December 31, 2000 or that adoption of its provisions would not be material to its annual or quarterly results of operations.

ACQUISITIONS

  Our acquisition strategy was designed to leverage our existing network and administrative operations to allow us to enter new markets within the Midwest, as well as to expand our presence in existing markets, and to realize economies of scale. Since December 31, 1999 we have acquired two Internet service provider businesses in the Midwest totaling approximately 12,200 subscribers. Below is a summary of our completed acquisitions, with the number of subscribers acquired at the respective date of acquisition:

COMPANY                          DATE      LOCATION    CUSTOMERS
-----------------------------  ---------  -----------  ---------

  Valley Business Equipment    Feb. 2000  Oshkosh, WI     11,000
  Livingston Online            Mar. 2000  Howell, MI       1,200

  As a result of the Merger Agreement, all acquisition activity has been halted.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the Company's consolidated financial statements and notes.

                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30,          JUNE 30,
                                                ------------------  ------------------
                                                   2000      1999       2000      1999
Revenue:
  Internet access service.....................  $18,445   $10,538   $ 36,484   $18,943
  Other.......................................      173       176        246       290
                                                -------   -------   --------   -------
Total revenue.................................   18,618    10,714     36,730    19,233
                                                -------   -------   --------   -------
Operating expenses:
  Internet access service costs...............    7,399     3,602     14,628     6,392
  Sales and marketing.........................    2,221     1,229      4,358     2,198
  General and administrative..................    5,931     3,081     11,913     5,544
  Depreciation and amortization...............   10,167     5,005     18,378     8,532
  Compensation charge for issuance of common
   stock and stock options....................       25     1,044         50     2,509
                                                -------   -------   --------   -------
Total operating expenses......................   25,743    13,961     49,327    25,175
                                                -------   -------   --------   -------
Loss from operations before interest
 expense, net.................................   (7,125)   (3,247)   (12,597)   (5,942)
Other expense, net............................     (792)   (1,043)    (1,198)   (1,814)
                                                -------   -------   --------   -------
Net loss......................................   (7,917)   (4,290)   (13,795)   (7,756)
                                                =======   =======   ========   =======

EBITDA Margin.................................     16.5%     26.2%      15.9%     26.5%
                                                =======   =======   ========   =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

  Revenues.   Total consolidated revenues increased from $10.7 million for the three months ended June 30, 1999 to $18.6 million for the three months ended June 30, 2000, representing an increase of 74%. The revenue growth was primarily driven by the increase in our customer base from approximately 222,000 at June 30, 1999 to approximately 368,000 at June 30, 2000. The growth in customers was the result of both organic growth and acquisition activity; we experienced internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates.

  Internet access service costs.   Internet access service costs increased from
$3.6 million for the three months ended June 30, 1999 to $7.4 million for the three months ended June 30, 2000. Internet access service costs as a percent of revenue increased from 34% for the three months ended June 30, 1999 to 40% for the three months ended June 30, 2000 due to investments in our network infrastructure and call centers. The increase in spending was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

  Sales and marketing.   Sales and marketing expenses increased from $1.2
million for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. The increase in spending was primarily attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percent of revenue, sales and marketing costs remained relatively constant at approximately 11% to 12% for the three months ended June 30, 1999 and 2000.

  General and administrative.   General and administrative expenses increased
from $3.0 million for the three months ended June 30, 1999 to $5.9 million for the three months ended June 30, 2000. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs increased from 28% for the three months ended June 30, 1999 to 32% for the three months ended June 30, 2000 due to additional recurring expenses as a result of our initial public offering on July 21, 1999. These recurring expenses included public relations, investor relations, and increases in legal, audit, and insurance. Additional expenses are a result of additional staff requirements as a result of our growth from June 30, 1999 to June 30, 2000.

  Depreciation and amortization.   Depreciation and amortization expenses
increased from $5.0 million for the three months ended June 30, 1999 to $10.2 million for the three months ended June 30, 2000. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since June 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

  Compensation charge for issuance of common stock and stock options.   We
incurred a charge of $1.0 million for the three months ended June 30, 1999 and $25,000 for the three months ended June 30, 2000 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $76,000 in periods subsequent to June 30, 2000.

  Other expenses, net. Other expenses, net decreased from $1.0 million for the three months ended June 30, 1999 to $0.7 million for the three months ended June 30, 2000. This decrease is the net result of interest income on notes receivable from related parties offset by a higher average balance on our line-of-credit which was used to fund acquisitions completed during 1999 and 2000.

  Net loss.   As a result of the above, we reported net loss of $4.5 million, or
$0.19 per share applicable to common stockholders, for the three months ended June 30, 1999 as compared to net loss of $7.9 million, or $0.25 per share applicable to common stockholders, for the three months ended June 30, 2000.

  EBITDA.   EBITDA increased from $2.8 million for the three months ended June
30, 1999 to $3.1 million for the three months ended June 30, 2000. EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

  Revenues.   Total consolidated revenues increased from $19.2 million for the six months ended June 30, 1999 to $36.7 million for the six months ended June 30, 2000, representing an increase of 91%. The revenue growth was primarily driven by the increase in our customer base from approximately 222,000 at June 30, 1999 to approximately 368,000 at June 30, 2000. The growth in customers was the result of both organic growth and acquisition activity. We experienced internal growth from our effort to provide high quality customer and technical service and support, geographic expansion in our coverage areas and low customer churn rates.

  Internet access service costs.   Internet access service costs increased from
$6.4 million for the six months ended June 30, 1999 to $14.6 million for the three months ended June 30, 2000. Internet access service costs as a percent of revenue increased from 33% for the six months ended June 30, 1999 to 40% for the six months ended June 30, 2000 due to investments in our network infrastructure and call centers. The increase in spending period over period was primarily a result of an increase in customers and their associated network expenses and an increase in billing costs.

  Sales and marketing.   Sales and marketing expenses increased from $2.2
million for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000. The increase in spending was primarily attributable to the growth in our customer base and support functions and the expansion of our geographic coverage area. As a percent of revenue, sales and marketing costs remained relatively constant at approximately 11% to 12% for the six months ended June 30, 1999 and 2000.

  General and administrative.   General and administrative expenses increased
from $5.5 million for the six months ended June 30, 1999 to $11.9 million for the six months ended June 30, 2000. The absolute increase in spending was due to the growth of our business and the administrative functions necessary to support our growth. As a percentage of revenue, general and administrative costs increased from 29% for the six months ended June 30, 1999 to 32% for the six months ended June 30, 2000 due to additional recurring expenses as a result of our initial public offering on July 21, 1999. These recurring expenses included public relations, investor relations, and increases in legal, audit, and insurance. Additional expenses are a result of additional staff requirements as a result of our growth from June 30, 1999 to June 30, 2000. Headcount for General and Administrative staffing increased 41% from June 30, 1999 to June 30, 2000.

  Depreciation and amortization.   Depreciation and amortization expenses
increased from $8.5 million for the six months ended June 30, 1999 to $18.4 million for the six months ended June 30, 2000. This increase was primarily a result of the amortization of intangible assets related to acquiring our customer base since June 30, 1998, as well as increased capital spending for expanded network operations and infrastructure.

  Compensation charge for issuance of common stock and stock options.   We
incurred a charge of $2.5 million for the six months ended June 30, 1999 and $50,000 for the six months ended June 30, 2000 related to the issuance of common stock and stock options. The amount of this charge was based on the issuance and grant of common stock and options at purchase and exercise prices below fair market value and a charge to reflect vesting of previously issued common stock or options granted. We believe these charges to be non-recurring in nature because we expect to issue all future shares and stock options at prices which approximate market value. However, some unvested options to purchase common stock will continue to vest over the next four years, which will result in additional compensation expense of approximately $76,000 in periods subsequent to June 30, 2000.

  Other expenses, net.   Other expenses, net decreased from $1.8 million for the
six months ended June 30, 1999 to $1.2 for the six months ended June 30, 2000. This decrease is the net result of interest income on notes receivable from related parties offset by a higher average balance on our line-of-credit which was used to fund acquisitions completed during 1998, 1999 and 2000.

  Net loss. As a result of the above, we reported net loss of $7.8 million, or $0.35 per share applicable to common stockholders, for the six months ended June 30, 1999 as compared to net loss of $13.8 million, or $0.44 per share applicable to common stockholders, for the six months ended June 30, 2000.

  EBITDA.   EBITDA increased from $5.1 million for the six months ended June 30,
1999 to $5.8 million for the six months ended June 30, 2000. EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring, non-cash compensation charges. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income, net income or cash flows from operating activities for purposes of analyzing our operating performance, financial position and cash flows. EBITDA, as calculated by Voyager.net, is not necessarily comparable with similarly titled measures for other companies.

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

  Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2000, compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 1999. The primary sources of cash from operating activities for the six months ended June 30, 2000 were $18.0 million in depreciation and amortization. These sources were partially offset by a $13.8 million net loss and a $1.1 million increase in deferred revenue.

  Net used in investing activities was $10.1 million for the six months ended June 30, 2000, compared to net cash used in investing activities of $26.2 million for the six months ended June 30, 1999. Net cash provided from investing activities for the six months ended June 30, 2000 consisted of $5.3 million to acquire two Internet service provider businesses and $4.8 million for the purchase of capital equipment. Cash used in investing activities for the six months ended June 30, 1999 related to acquisition activity and the purchase of capital equipment.

  Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $24.0 million for the six months ended June 30, 1999. The primary sources of cash from financing activities for the six months ended June 30, 2000 was the use of proceeds from our revolving credit facility and payments on capital leases.

  Voyager.net believes that available cash on hand, amounts available under the credit facility, additional capital financing arrangements and cash flow from operations will be sufficient to meet Voyager.net's capital requirements for the next twelve months. Our capital requirements depend on numerous factors including market acceptance of our services, our ability to maintain and expand our customer base, the rate of expansion of our infrastructure, the roll out of our DSL plan which we expect will be available in selected Midwest cities at the end of the third quarter 2000 and other factors.


YEAR 2000 COMPLIANCE.

  We rely on third party telecommunications and information systems equipment and software that may not be Year 2000 compliant to provide our services. Our efforts to address Year 2000 issues prior to January 1, 2000, included conducting an audit of our own systems and of our third-party suppliers as to assessment. We developed and implemented a remediation plan with respect to third-party software, computer technology and services that may have failed to be Year 2000 compliant. Costs incurred to date related to Year 2000 issues have not been material, nor do we expect to incur additional material costs related to Year 2000 issues.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to future events, risk and uncertainties that could cause actual results to differ materially from those expressed or implied.
These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) the risk that the merger of Voyager.net and CoreComm Limited will not be consummated, (2) Voyager.net's ability to provide superior customer care, (3) the success of its growth strategy, (4) its ability to integrate acquisitions successfully, (5) increased competition from regional and national Internet service providers, Voyager.net's ability to rollout its DSL strategy and (6) general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe our exposure to market rate fluctuations on our investments is nominal due to the short-term nature of these investments. We have no material future earnings or cash flow exposures with our outstanding capital leases which are all at fixed rates. To the extent we have borrowings outstanding under our credit facility, we would have market risk relating to those amounts because the interest rates under our credit facility are variable. At present, we have no plans to enter into any hedging agreements with respect to those borrowings.


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

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

    The following exhibits are filed as a part of this report:

     3.4* Second Amended and Restated Certificate of Incorporation of Voyager.net, Inc.

     3.5*     Amended and Restated By-Laws of Voyager.net, Inc.

     27.1(+)  Financial Data Schedule.

B.   REPORTS ON FORM 8-K:

     None.

-----------------------------------------------
(+)  Filed herewith.
* Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOYAGER.NET, INC.



   Date: August 14, 2000             /s/ Christopher P. Torto
                                     ____________________________________
                                     Christopher P. Torto
                                     President, Chief Executive Officer
                                     and Director



   Date: August 14, 2000             /s/ James M. Militello
                                     ____________________________________
                                     James M. Militello
                                     Vice President of Finance and Assistant
                                     Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number                              Description                      Page No.
----------     ---------------------------------------------------    --------

3.4*           Second Amended and Restated Certificate of
                 Incorporation of Voyager.net, Inc.

3.5*           Amended and Restated By-Laws of Voyager.net, Inc.

27.1(+)        Financial Data Schedule.

__________________________
(+)  Filed herewith.
* Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-84987).